Form 10-Q
period 2007-06-30
COLUMBUS ACQUISITION CORP
filed 2007-08-14
CIK 1381526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-33467

COLUMBUS ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	20-533217
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

153 E. 53rd Street, 58th floor
New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 418-9600
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,876,250 common shares ($0.0001 par value) were outstanding as of August 10, 2007.

TABLE OF CONTENTS

		Page
PART I -FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Condensed Balance Sheets (Unaudited) as of June 30, 2007	3

	Condensed Statements of Operations (Unaudited) for the period from
	August 1, 2006 (date of inception) through June 30, 2007	4

	Condensed Statements of the Stockholders, Equity (Unaudited) for
	the period from August 1, 2006 (date of inception) through
	June 30, 2007	5

	Condensed Statements of Cash Flows (Unaudited) for the period
	from August 1, 2006 (date of inception) through
	June 30, 2007	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures
	about Market Risk	17

Item 4.	Controls and Procedures	18

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		22

EXHIBIT INDEX		23

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2007	2006
	(Unaudited)	(Note 1)

Current assets:
Cash	$144,208	$43,020
Cash held in trust	110,437,024
Cash received by underwriter held in trust	3,450,000
Prepaid expenses	38,972

Total current assts	114,070,204	43,020

Deferred offering costs associated with public offering		342,027

Total assets	$114,070,204	$385,047

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accrued expenses	$25,268	$211,500
Note payable to stockholder		150,000
Current tax liabilities	237,187
Due to underwriter	3,450,000

Total liabilities	3,712,455	361,500

Common stock subject to possible conversion - 4,311,063 shares	32,979,628

Commitments

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares
authorized; none issued or outstanding
Common stock, $0.0001 par value, 39,000,000 shares
authorized; 17,500,000 shares (which includes 4,311,063
subject to possible conversion) and 3,125,000 shares
issued and outstanding at June 30, 2007 and December 31,
2006, respectively	1,750	313
Additional paid-in capital	77,027,865	24,687
Retained earnings (deficit) accumulated during the development
stage	348,506	(1,453)
Total stockholders' equity	77,378,121	23,547

Total liabilities and stockholders' equity	$114,070,204	$385,047

See Notes to Condensed Financial Statements

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

			Period from
	Three	Six	August 1, 2006
	Months Ended	Months Ended,	(Inception) to
	June 30, 2007	June 30, 2007	June 30, 2007

Interest income	$632,024	$632,024	$632,024

Formation and operating costs	(43,878)	(44,878)	(46,331)

Income before provision for income taxes	588,146	587,146	585,693

Provision for income taxes	(237,187)	(237,187)	(237,187)

Net income	$350,959	$349,959	$348,506

Net income per common share -
basic and diluted	$.04	$.05	$.05

Weighted average number of common
shares outstanding - basic and
diluted	9,917,582	6,540,055	4,975,674

See Notes to Condensed Financial Statements

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

				Retained
				Earnings
				(Deficit)
			Addi-	Accumulated
			tional	During the	Stock-
	Common Stock		Paid-in	Development	holders'
	Shares	Amount	Capital	Stage	Equity

Issuance of common stock on August 10,
2006 at $0.008 per share to initial
stockholders	3,125,000	$313	$24,687		$25,000

Net loss for the period from August 1, 2006
(inception) to December 31, 2006				$(1,453)	(1,453)

Balance at December 31, 2006	3,125,000	313	24,687	(1,453)	23,547

Unaudited:
Sale of private placement warrants at
$1.00 per warrant			3,650,000		3,650,000

Sale of 14,375,000 units net of under-
discount and offering expenses
(including 4,311,063 shares subject to
possible conversion) at $8.00 per unit	14,375,000	1,437	106,332,706		106,334,143

Reclassification from stockholders' equity
of proceeds from sale of 4,311,063
shares subject to possible conversion			(32,979,628)		(32,979,628)

Sale of underwriters' purchase option			100		100

Net income for the six months ended
June 30, 2007				349,959	349,959

Balance, June 30, 2007	17,500,000	$1,750	$77,027,865	$348,506	$77,378,121

See Notes to Condensed Financial Statements

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

		Period from
	Six	August 1, 2006
	Months Ended,	(Inception) to
	June 30, 2007	June 30, 2007

Cash flows from operating activities:
Net income	$349,959	$348,506
Adjustments to reconcile net income to net cash
provided by operating activities:
Interest on investment held in trust	(632,024)	(632,024)
Prepaid expenses	(38,972)	(38,972)
Accrued expenses	25,268	25,268
Current tax liabilities	237,187	237,187
Net cash used in operating activities	(58,582)	(60,035)

Cash flows from investing activities:
Cash deposit in trust accounts	(113,400,000)	(113,400,000)
Disbursement of interest earned on
investments held in trust	145,000	145,000
Net cash used in investing activities	113,255,000	113,255,000

Cash flows from financing activities:
Proceeds from public offering	115,000,000	115,000,000
Payments of public offering costs	(5,085,330)	(5,215,857)
Proceeds from private placement of warrants	3,650,000	3,650,000
Proceeds from note payable to stockholder		150,000
Repayment of note payable to stockholder	(150,000)	(150,000)
Proceeds from sale of shares of common stock		25,000
Proceeds from underwriters purchase option	100	100
Net cash provided by financing activities	113,414,770	113,459,243

Net increase in cash	101,188	144,208

Cash, beginning of period	43,020

Cash, end of period	$144,208	$144,208

Supplemental disclosure of non-cash financing activities:

Accrual of deferred underwriting fees	$3,450,000	$3,450,000

See Notes to Condensed Financial Statements

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and nature of business operations:

Columbus Acquisition Corp. (the "Company") was incorporated in Delaware on August 1, 2006 as a blank check company whose objective is to acquire through a merger, stock exchange, asset acquisition or similar business combination a currently unidentified operating business or businesses.

At June 30, 2007, the Company had not commenced any operations. All activity through June 30, 2007 relates to the Company's formation and the initial public offering described below. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company's initial public offering for the sale of units of shares of common stock and warrants to purchase common stock (the "Public Offering") was declared effective May 18, 2007 (see Note 3). The Company consummated the Public Offering on May 23, 2007 and received net proceeds of approximately $113,400,000, including $3,650,000 of proceeds from the private placement (the "Private Placement") sale of 3,650,000 insider warrants to certain officers, directors and stockholders of the Company. The warrants sold in the Private Placement were identical to the warrants sold in the Public Offering, but the purchasers in the Private Placement have waived their rights to receive any distributions on liquidation in the event the Company does not complete a business combination (as described below).

The Company's management has broad discretion with respect to the specific application of the net proceeds of this Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a business combination with an operating business ("Business Combination"), which may not constitute a business combination for accounting purposes. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Public Offering and Private Placement, $113,400,000, including $3,450,000 applicable to the underwriters' discounts and commissions as described in Note 3, is being held in a trust account ("Trust Account") invested in government securities. The trust account will be maintained until the earlier of (i) the consummation of its first Business Combination or (ii) the liquidation of the Company. The placement of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any amounts held in the Trust Account, there is no guarantee that they will execute such agreements. One of the Company's directors has agreed that he will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that the director will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account), along with up to $1,750,000 in interest income, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and nature of business operations (continued):

The Company, after signing a definitive agreement for an acquisition, is required to submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company's stockholders prior to the Public Offering, including all of the officers and directors of the Company (the "Initial Stockholders"), have agreed to vote their 3,125,000 founding shares of common stock, as well as any shares of common stock acquired in connection with or following the Public Offering, in accordance with the vote of the majority in interest of all other stockholders of the Company (the "Public Stockholders") with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company redeem his or her shares for cash. The per share redemption price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (subject to distributions for working capital and amounts paid or accrued for taxes) computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Public Offering (29.99% of the amount held in Trust Fund, excluding the deferred portion of the underwriters' discount and commission) has been classified as common stock subject to possible conversion on the accompanying June 30, 2007 condensed balance sheet. In addition, such stockholders would be entitled to a portion of the deferred portion of the underwriters' discount and commission held in trust (see Note 3).

The Company's Certificate of Incorporation provides that the Company will continue in existence only until 24 months from the Effective Date of the Public Offering. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the offering price per share in the Public Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Public Offering as discussed in Note 3).

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and nature of business operations (concluded):

The condensed financial statements at June 30, 2007 and for the three and six months ended June 30, 2007 and for the period from August 1, 2006 (inception) to June 30, 2007 have been prepared by the Company and are unaudited. In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, the unaudited condensed financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2007 or for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in its Current Report on Form 8-K filed with the SEC on May 29, 2007.

Note 2 - Summary of significant accounting policies:
Cash and cash equivalents:
Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Investments held in trust:
Investments held in trust consist of taxable and tax-free investments in government securities.

Concentration of credit risk:
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Fair value of financial instruments:
The fair values of the Company's assets and liabilities that are defined as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures about Fair Value of Financial Instrument," approximate their carrying amounts presented in the balance sheets at June 30, 2007 and December 31, 2006.

Derivative instruments:
The Company will account for any derivative instruments in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended, which establishes accounting and reporting standards for derivative instruments.

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

Note 2 - Summary of significant accounting policies (continued):
New accounting pronouncements:
In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, "Accounting for Income Taxes" ("FIN 48"), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006. The Company's adoption of FIN 48 as of January 1, 2007 did not have a material effect on the Company's financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. SFAS 157 also expands the disclosures related to fair value measurements used to value assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating whether the adoption of SFAS 157 will have a material impact on its financial statements.

No other recently issued accounting pronouncements that became effective during the six months ended June 30, 2007 or that will become effective in a subsequent period has had or is expected to have a material impact on the Company’s financial statements.

Deferred offering costs:
Deferred offering costs consisted principally of accounting, legal and other fees incurred prior to the Public Offering and were charged to additional paid-in capital upon the consummation of the Public Offering.

Net income per common share:
Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share reflects the additional dilution for all potentially dilutive securities such as outstanding warrants and the underwriters' option described in Note 3. The effects of the warrants outstanding as of June 30, 2007 for the purchase of 18,025,000 shares issued in connection with the Public Offering described in Note 3 have not been considered in the computation of diluted net income per share since the ability of the holders to exercise the warrants is contingent upon the consummation of a Business Combination. The effects of the 625,000 units subject to the underwriters’ option, for the purchase of 625,000 shares and warrants to purchase an additional 625,000 shares, have not been considered in the calculation of diluted earnings per common share since the average market price of a unit through June 30, 2007 was less than the exercise price per unit.

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

Note 2 - Summary of significant accounting policies (continued):
Income taxes:
The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. At June 30, 2007 the Company recorded a current tax liability $237,187.

Use of estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - Initial public offering and value of unit purchase option:

On May 23, 2007, the Company sold 14,375,000 units ("Units"), including 1,875,000 units pursuant to the over-allotment option granted to the underwriters, in the Public Offering at a price of $8.00 per unit. Each Unit consists of one share of the Company's common stock, $0.0001 par value, and one Redeemable Common Stock Purchase Warrant ("Warrant") and, accordingly, the Company issued 14,375,000 shares of common stock and 14,375,000 warrants to purchasers of the units. Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 per share commencing on the later of the completion of a Business Combination with a Target Business or one year from the effective date of the Public Offering and expires four years from the effective date of the Public Offering, unless earlier redeemed. The Warrants will be redeemable at a price of $0.01 per Warrant upon 90 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Public Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

Note 3 - Initial public offering and value of unit purchase option (continued):

In connection with the Public Offering, the Company paid Lazard Capital Markets LLC, the underwriters of the Public Offering, underwriting discounts and commissions of 7% of the gross Proceeds of the Offering ($8,050,000), of which 3% of the gross proceeds ($3,450,000) will be held in the Trust Account and payable only upon the consummation of a Business Combination. If a Business Combination is approved and completed, public stockholders who voted against the Business Combination and have exercised their conversion rights will be entitled to their pro rata share of the deferred underwriters' discount and commissions.

On May 30th, 2007, the Warrants and the Units commenced trading separately.

Simultaneously with the consummation of the Public Offering, certain of the initial stockholders purchased 3,650,000 warrants ("Private Placement Warrants") at a purchase price of $1.00 per warrant, in a private placement. The proceeds of $3,650,000 were placed in the Trust Account. The Private Placement Warrants are identical to the Warrants underlying the Units sold in the Public Offering except that if the Company calls the Warrants for redemption, the Private Placement Warrants will be exercisable on a cashless basis as long as they are still held by the initial purchasers. The purchasers have agreed that the Private Placement Warrants will not be sold or transferred by them until 90 days after the completion of a Business Combination.

The Initial Stockholders and the holders of the Private Placement Warrants will be entitled to registration rights with respect to their securities pursuant to an agreement signed prior to the effective date of the Public Offering. With respect to the shares issued prior to the Public Offering, the holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. With respect to the Private Placement Warrants (and underlying shares), the holders of the majority of these securities are entitled to demand that the Company register these shares at any time commencing three months following the consummation of a Business Combination. In addition, such holders have certain "piggy back" registration rights on registration statements filed subsequent to the Company's consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

In connection with this Offering, the Company issued an option to the underwriters, for $100, to purchase up to a total of 625,000 Units at $10.00 per Unit ("Purchase Option"). The Units issuable upon exercise of this option are identical to those offered in the Proposed Offering. The Purchase Option and its underlying securities have been registered under the registration statement. The Purchase Option has a term of five years.

The sale of the option was accounted for as an equity transaction on the basis of the proceeds received of $100 and not on the basis of the fair value of the securities sold. The Company has determined, based upon a Black-Scholes model, that the fair market value of the Purchase Option on the date of grant was approximately $1,762,500, using an expected life of five years, volatility of 41% and a risk-free interest rate of 4.5%.

The Company has no trading history. As a result, it is not possible to value the Purchase Option based on historical trades. In order to estimate the value of the Purchase Option for

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

Note 3 - Initial public offering and value of unit purchase option (concluded):

The Company has no trading history. As a result, it is not possible to value the Purchase Option based on historical trades. In order to estimate the value of the Purchase Option for disclosure purposes, the Company considered the historic volatilities of publicly traded blank check companies that have completed business combinations. The average volatility of the representative companies was calculated to be 41%. Management believes that this volatility is a reasonable benchmark to use in estimating the value of the Purchase Option. The actual volatility of the Units will depend on many factors that cannot be ascertained at this time.

The Purchase Option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the Purchase Option (the difference between the exercise prices of the Purchase Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the Purchase Option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the Purchase Option or the Warrants underlying the Purchase Option. The holder of the Purchase Option will not be entitled to exercise the Purchase Option or the Warrants underlying the Purchase Option unless a registration statement covering the securities underlying the Purchase Option is effective or an exemption from a registration is available. If the holder is unable to exercise the Purchase Option or the underlying Warrants, the Purchase Option or Warrants, as applicable, will expire worthless.

Note 4 - Note payable to stockholder and related party transactions:

The Company issued an unsecured promissory note for $150,000 to Columbus Acquisition Holdings LLC, its principal initial stockholder, on August 10, 2006. The note was non-interest bearing and was originally payable on the earlier of March 31, 2007 or the consummation of the Public Offering by the Company. On March 30, 2007, Columbus Acquisition Holdings L.L.C. amended the due date of the loan, and it became payable on the earlier of June 30, 2007 or the consummation of the Public Offering. As of December 31, 2006, the balance due on the note payable was $150,000. On May 23, 2007, the Company repaid the loan in full.

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative services to an affiliate of certain members of the Company's management team. Services will terminate upon the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company.

Note 5 - Preferred stock:

The Company is authorized to issue up to 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No preferred shares had been issued as of June 30, 2007.

Note 6 - Reserved shares:
At June 30, 2007, a total of 19,275,000 shares of common stock were reserved for issuance upon the exercise of Warrants and the underwriters' Purchase Option.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview:

The following discussion should be read in conjunction with our condensed financial statements and notes thereto contained in this quarterly report and our audited financial statements and notes thereto as of March 31, 2007 and December 31, 2006 and the related statements of operations, stockholders' equity and cash flows for the three-months ended March 31, 2007, the period August 1, 2006 (inception) to December 31, 2006, and the cumulative period from August 1, 2006 (inception) to March 31, 2007 included in our prospectus dated May 18, 2007 that was a part of the registration statement on Form S-1 (File No. 333-138890) that we filed with the Securities and Exchange Commission in connection with our initial public offering.

We were formed on August 1, 2006 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or similar business combination with one or more operating businesses, which we refer to as a “business combination,” that we believe has significant growth potential. While we are actively seeking to identify a target business, we have not limited ourselves to particular industries and/or types of businesses that may provide such opportunities. We have reviewed, and are currently reviewing, a number of opportunities to enter into a business combination with an operating business; however, all of our discussions to date with target companies have been extremely preliminary in nature. Accordingly, we are not able to determine at this time whether we will complete a business combination with any of the target companies that we have reviewed or with whose management we have had discussions, or the likelihood thereof.

Critical Accounting Policies:

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Our actual results could materially differ from those estimates. We refer you to Note 2 of our condensed financial statements included in Item 1 of Part I of this quarterly report for a summary of our significant accounting policies.

Results of Operations:

Our net income of $350,959 for the three months ended June 30, 2007 was comprised of $632,024 of interest income on invested cash, offset by formation and operating expenses of $43,878 and a provision for income taxes of $237,187.

Our net income of $349,959 for the six months ended June 30, 2007 was comprised of $632,024 of interest income on invested cash, offset by formation and operating expenses of $44,878 and a provision for income taxes of $237,187.

Our net income of $348,506 for the period from inception (August 1, 2006) through June 30, 2007 was comprised of $632,024 of interest income on invested cash, offset by formation and operating expenses of $46,331 and a provision for income taxes of $237,187.

Liquidity and Capital Resources:

In August 2006, in connection with our formation and initial capitalization, we issued 3,125,000 shares of our common stock to Columbus Acquisition Holdings LLC, at a purchase price of approximately $0.008 per share, or an aggregate of $25,000. Columbus Acquisition Holdings LLC is a limited liability company formed under the laws of Delaware that is controlled by Andrew Intrater, our Chairman and Chief Executive Officer, and principally owned by Mr. Intrater and certain other members of our management team. We refer to Columbus Acquisition Holdings LLC as “Columbus Holdings” in this quarterly report.

On May 18, 2007, we completed our initial public offering of 12,500,000 units, plus the 1,875,000 units that were attributable to the full exercise of the underwriters' over-allotment option. Each unit consists of one share of our common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at a price of $6.00 commencing on the later of the date that we complete a business combination with an operating company and March 18, 2008 (one year from the date that our common shares first began trading on the American Stock Exchange). We paid $4,600,000 in underwriting discounts and approximately $600,000 for costs and expenses related to our initial public offering at the closing of the offering, and the balance of $3,450,000 of underwriting discounts and commissions has been deferred and placed in the trust account as described below.

Approximately $109,750,000 of net proceeds from our initial public offering, plus the $3,650,000 we received from the sale of the insider warrants (described below), has been placed in a trust account at Morgan Stanley & Co. Incorporated, maintained by Continental Stock Transfer & Trust Company, acting as trustee. This amount includes $3,450,000 (of the total of $8,050,000) of underwriting discounts and commissions, payable to the underwriters in our initial public offering. The underwriters have agreed that such amount will not be paid to them unless and until we complete a business combination with one or more operating businesses, and they have waived their right to receive such payment upon our liquidation if we are unable to complete a business combination before May 18, 2009. The funds held in trust may be invested only in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, so that we are not deemed to be an investment company under the Investment Company Act. These funds are currently invested in a money market fund that invests in short-term securities issued or guaranteed by the United States. Except with respect to interest income that may be released to us from time to time upon our request of (i) up to $1,750,000 to fund our expenses related to investigating and selecting a target business and our other working capital requirements and (ii) any additional amounts we may need to pay our income or other tax obligations, the proceeds from our initial public offering that are held in trust will not be released from the trust account until the earlier of (i) the time that we complete a business combination with one or more operating businesses and (ii) our liquidation, if we do not complete a business combination on or prior to May 18, 2009. The proceeds held in the trust account may be used as consideration to pay the sellers of a target business with which we complete a business combination. Any amounts not paid as consideration to the sellers of such target business may be used to finance operations of the target business.

On May 18, 2007, we completed a private placement of 3,650,000 warrants to Columbus Holdings for a purchase price of $1.00 per warrant, or an aggregate of $3,650,000. These warrants (which we refer to as “insider warrants”) are identical to the warrants underlying the units that we issued in our initial public offering (which we refer to as “public warrants”), except that if we call the public warrants for redemption, the insider warrants may be exercisable on a “cashless” basis so long as such insider warrants are held by Columbus Holdings or its permitted transferees. Additionally, Columbus Holdings has agreed that it will not sell or otherwise transfer these insider warrants until such time, if any, as we shall have completed a business combination with an operating business. No underwriting discounts or commissions were paid with respect to the sale of our insider warrants.

We will continue to earn interest on the trust account to finance our operations prior to consummating a business combination. We currently believe that we have sufficient available funds to complete our efforts to effect a business combination with an operating business on or prior to May 18, 2009. However, we cannot assure you that this will be the case. Please refer to Item 1-A of Part II of this quarterly report (and the discussion of risk factors that have been incorporated in this quarterly report by reference to the discussion under the heading “Risk Factors” that is contained in our registration statement on Form S-1 that we filed with the Securities and Exchange Commission in connection with our initial public offering) for a detailed discussion of the many risks to which we are subject, a number of which (if they were to materialize) could adversely impact our ability to effect a business combination. Over this time period, we currently anticipate incurring expenses for the following purposes:

•	$180,000 for the administrative fee payable to Renova U.S, Management LLC ($7,500 per month for two years);

•	$400,000 of expenses for legal, accounting and other third- party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

•	$100,000 or expenses in legal and accounting fees relating to our SEC reporting obligations;

•	$50,000 of expenses for the due diligence and investigation of a target business by our management team and existing stockholders;

•	$320,000 for general working capital that will be used for miscellaneous expenses and general corporate purposes; and

•	$250,000 for director and officer liability insurance premiums.

Since June 1, 2007, we have paid a monthly fee of $7,500 to Renova U.S. Management LLC, an affiliate of certain members of our management team, for office space and certain administrative, technology and secretarial services provided by that company. We expect to continue to pay this monthly fee until the time that we effect a business combination.

We may use all of substantially all of the proceeds held in trust, other than the deferred underwriting discounts and commissions of $3,450,000 and amounts used for working capital and for taxes, to acquire one or more target business. However, we may not use all the proceeds held in the trust account in connection with a business combination, either because the consideration for the business combination is less than the total proceeds that are then held in the trust account or because we finance a portion of the consideration by issuing our capital stock or debt securities, if such alternative is then available. In that event, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses. The operating business or businesses that we acquire in such business combination must have, individually or collectively, a fair market value equal to 80% of our net assets at the time of such acquisition (excluding deferred underwriters’ discounts and commissions of $3,450,000). If we complete multiple business combinations that collectively have a fair market value of 80% of our net assets, then we would require that such transactions be completed simultaneously. We do not currently anticipate that we will complete a business combination with more than one operating business; however, we cannot assure you at this time that we will not do so.

As of August 10, 2007, after giving effect to the sale of units upon the exercise of the underwriters’ over-allotment option and our operations after we completed our initial public offering, including our withdrawal of approximately $145,000 of the interest earned on the funds held in the trust account on June 8, 2007, approximately $114,591,000, which includes accrued interest of approximately $199,700, was held in trust and we had working capital of approximately $1,297,500 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate purposes.

We believe that the net proceeds that are held in trust will be sufficient to allow us to consummate a business combination. However, because we have not yet identified with any degree of certainty any particular target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds held in trust prove to be insufficient, either because of the size of the target business, the depletion of the available net proceeds expended in search of a target business, or our obligation to convert into cash up to 29.99% of the shares held by the public stockholders as described in Note 1 of our condensed financial statements, we may be required to seek additional financing through the issuance of additional shares of our common or preferred stock, or obtain acquisition financing from a commercial or other lender, to complete a business combination. As of the date of this quarterly report and for the past several weeks, the financial markets generally, and the credit markets in particular, are and have been experiencing substantial turbulence and turmoil, and extreme volatility, both in the United States and, increasingly, in other markets worldwide. Although we believe that the U.S. Federal Reserve Bank, as well as the central banks throughout Europe and Asia, have taken extraordinary measures to seek to avert what has been commonly referred to in the business press as a “liquidity crisis,” we cannot assure you that any of their actions or any other actions or events will have a positive impact and cause the present situation to dissipate. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require or are relying upon additional financing to complete a business combination, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek to effect a business combination with an alternative target business. If we fail to complete a specific business combination after expending substantial management time and attention and substantial costs for accountants, attorneys, and others, such costs likely would not be recoverable, which could materially adversely affect subsequent attempts to locate and combine with another target business within the required time frame. In addition, even if we do not need additional financing to consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure such financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with, or following, a business combination.

If we are unable to complete a business combination on or prior to May 18, 2007 (24 months from the effective date of our initial public offering), we will be forced to liquidate. If we are forced to liquidate, the per share liquidation amount may be less that the initial per unit public offering price because of the underwriting commissions and expenses related to our public offering and because of the value of the warrants in the per unit offering price. Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not paid by us. Furthermore, our warrants will expire worthless if we liquidate before we complete a business combination.

For more detailed descriptions of the proceeds generated in our initial public offering and a discussion of the use of such proceeds, we refer you to Notes 1 and 3 of our condensed financial statements included in Item 1 of Part I of this quarterly report, and the discussion under Item 2 of Part II of this quarterly report.

Forward Looking Statements:

The statements discussed in this quarterly report include forward-looking statements that involve risks and uncertainties. You can identify these statements by words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plans,” and “continue” or similar words. You should read statements that contain these words carefully because they may be deemed to discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information.

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The cautionary language in this quarterly report provides examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence or non-occurrence of events described in this quarterly report or detailed from time to time in our filings with the Securities and Exchange Commission, could have a material adverse effect on our business, operating results and financial condition, including our ability to successfully complete a business combination on or prior to May 18, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of a target business; we have neither engaged in any operations nor generated any revenues. As the proceeds from our initial public offering held in trust have been invested in short term investments, our only market risk exposure relates to fluctuations in interest rates.

The proceeds of $113,400,000 from our initial public offering, including $3,650,000 of proceeds from the private placement sale of 3,650,000 insider warrants to certain of our officers, directors and stockholders, that are held in trust (including approximately $3,450,000 of deferred underwriting discounts and commissions) have been invested in a money market fund that invests principally in short-term securities issued or guaranteed by the United States. As of August 10, 2007, the effective annualized interest rate payable on our investment was approximately 5.38%. Assuming no other changes to our holdings as of August 10, 2007, a 1% decrease in the underlying interest rate payable on our investment as of August 10, 2007 would result in a decrease of approximately $282,100 in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders' equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on August 1, 2006. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

As of August 14, 2007, we, including our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting since our inception on August 1, 2006 through August 14, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously disclosed in the registration statement on Form S-1 (File No. 333-138890) that we filed with the Securities and Exchange Commission in connection with our initial public offering. You should consider carefully all of the material risks described in such registration statement, before making a decision to invest in our securities. If any of the events described therein occur, our business, financial condition and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment in our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2006, in connection with our formation and initial capitalization, we issued 3,125,000 shares of our common stock to Columbus Holdings, at a purchase price of approximately $0.008 per share, or an aggregate of $25,000. Such shares were issued in a private placement pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933. Andrew Intrater, our Chairman and Chief Executive Officer, controls Columbus Holdings in his capacity as its sole managing member. Mr. Intrater, together with certain members of our management team, are members of Columbus Holdings, and own in the aggregate approximately 79% of the membership interests of Columbus Holdings. Columbus Holdings Acquisition LLC subsequently transferred 312,500 of these shares to Michael W. Ernestus, our Executive Director and President, and 30,000 of these shares to each of our four independent members of our board of directors, for the same price that Columbus Holdings paid for these shares. No underwriting discounts or commissions were paid with respect to such sales. Columbus Holdings made such transfers in reliance upon exemptions from registration pursuant to Section 4(1) under the Securities Act of 1933.

On May 18, 2007, we completed our initial public offering of 12,500,000 units, plus 1,875,000 units that were attributable to the full exercise of the underwriters' over-allotment option. Each unit consists of one share of our common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at a price of $6.00 commencing on the later of the completion of a business combination with an operating company and one year from the effective date of our initial public offering. Our common shares and warrants started trading separately on the American Stock Exchange on May 30, 2007. The securities that we sold in our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 that we filed with the Securities and Exchange Commission (File No. 333-138890). We paid $4,600,000 in underwriting discounts and commissions and approximately $600,000 for costs and expenses related to our initial public offering, and $3,450,000 of underwriting discounts and commissions have been deferred and are held in the trust account.

Approximately $109,750,000 of net proceeds from our initial public offering, plus the $3,650,000 we received from the sale of the insider warrants (described below), has been placed in a trust account at Morgan Stanley, maintained by Continental Stock Transfer & Trust Company, acting as trustee, as described in more detail in Item 2 of Part I of this quarterly report. This amount includes $3,450,000 (of the total of $8,050,000) of underwriting discounts and commissions payable to the underwriters in our initial public offering. The underwriters have agreed that such amount will not be paid to them unless and until we complete a business combination with one or more operating businesses, and they have waived their right to receive such payment upon our liquidation if we are unable to complete a business combination before May 18, 2009. The funds held in trust may be invested only in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, so that we are not deemed to be an investment company under the Investment Company Act. Except with respect to interest income that may be released to us from time to time upon our request of (i) up to $1,750,000 to fund our expenses related to investigating and selecting a target business and our other working capital requirements and (ii) any additional amounts we may need to pay our income or other tax obligations, the proceeds from our initial public offering that are held in trust will not be released from the trust account until the earlier of (i) the time that we complete a business combination and (ii) our liquidation, if we do not complete a business combination on or prior to May 18, 2009. The proceeds held in the trust account may be used as consideration to pay the sellers of a target business with which we complete a business combination. Any amounts not paid as consideration to the sellers of such target business may be used to finance operations of the target business.

On May 18, 2007, we completed a private placement of 3,650,000 warrants to Columbus Holdings, the same entity that purchased 3,125,000 of our common shares described above, for a purchase price of $1.00 per warrant, or an aggregate of $3,650,000. These “insider warrants” are identical to the warrants underlying the Units that we issued in our initial public offering (which we refer to as “public warrants”), except that if we call the public warrants for redemption, the insider warrants may be exercisable on a “cashless” basis so long as such insider warrants are held by Columbus Holdings or its permitted transferees. Additionally, the Columbus Holdings has agreed that the insider warrants will not be sold or transferred by it until after we have completed a business combination. No underwriting discounts or commissions were paid with respect to the sale of our insider warrants. The insider warrants were issued in a private placement pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

On May 18, 2007, Lazard Capital Markets LLC, the representative of the underwriters for our initial public offering, exercised its over-allotment option and purchased 1,875,000 additional units from us, which units are identical to the units we issued and sold in our initial public offering. The net proceeds from the exercise of the over-allotment option were approximately $13,950,000, after deducting underwriting discounts and commissions of $1,050,000. All the net proceeds from the exercise of the over-allotment option and $450,000 of deferred underwriting discounts and commissions relating to the exercise of the over-allotment option, or a total of $14,400,000, have been placed in trust. We have not yet determined the amount of any expenses attributable to the sale of units pursuant to the exercise of the over-allotment option.

On May 18, 2007, we granted to the underwriters in our initial public offering, for $100, an option to purchase up to a total of 625,000 units at a price of $10.00 per unit. The units issuable upon exercise of these options are identical to the units that we issued in our initial public offering. This option is exercisable at $10.00 per unit commencing on the later of our consummation of a business combination and May 18, 2008, and expires on May 18, 2012. The purchase option is exercisable on a cashless basis. This option, as well as the units issuable upon exercise of this option, the common shares and warrants underlying the units subject to this option, and the common shares issuable upon exercise of the warrants included in such units, were registered under the Securities Act of 1933 on the same registration statement on Form S-1 that we filed with the Securities and Exchange Commission in connection with out initial public offering (File No. 333-138890).

Approximately $155,000 of the expenses relating to our initial public offering, including the SEC registration fee, the NASD filing fee, the non-refundable portion of the American Stock Exchange listing fee and a portion of the legal and audit fees, were paid from advances made by Columbus Holdings totaling $143,000 and from the proceeds from the sale of 3,125,000 of our common shares to our initial stockholders. On May 23, 2007, we repaid these advances in full.

For a more detailed description of the use of proceeds from our initial public offering and private placements, see Item 2 of Part I of this quarterly report.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of the Security Holders.

On May 16, 2007, our board of directors and our stockholders approved the adoption and filing of our Amended and Restated Certificate of Incorporation, which became effective on May 17, 2007.

Item 5. Other Information.

We recently appointed Michael Sloan, our Senior Vice President, to hold the additional position of chief financial officer. Mr. Sloan replaced Louis Ferrante, our former chief financial officer, who resigned effective August 13, 2007.

Item 6. Exhibits.

Exhibit No.	Description
1.1	Form of Underwriting Agreement****
1.2	Form of Selected Dealers Agreement*
3.1	Amended and Restated Certificate of Incorporation*
3.2	Bylaws*
4.1	Specimen Unit Certificate**
4.2	Specimen Common Stock Certificate**
4.3	Specimen Warrant Certificate**
4.4	Form of Unit Purchase Optionto be granted to Representative**
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant**
10.1	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Columbus Acquisition Holdings LLC*
10.2	Letter Agreement among the Registrant, Lazard Capital Markets LLC. and Andrew Intrater*
10.3	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Michael Ernestus*
10.4	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Barry J. Rourke*
10.5	Letter Agreement among the Registrant Lazard Capital Markets LLC and Eric Zachs*
10.6	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Rolf Zimmermann*
10.7	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Jason Lustig*
10.8	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Louis Ferrante*
10.9	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Paul F. Lipari*
10.10	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Jason Epstein*
10.11	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Michael Sloan*
10.12	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant****
10.13	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders**
10.14	Form of Warrant Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and Columbus Acquisition Holdings LLC****
10.15	Form of Letter Agreement between Renova U.S. Management LLC and the Registrant regarding administrative support**
10.16	Amended and Restated Promissory Note, dated August 10, 2006, issued to Columbus Acquisition Holdings LLC**
10.17	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders***
10.18	Warrant Purchase Agreement among the Registrant, Lazard Capital Markets LLC LeBoeuf, Lamb, Greene & MacRae LLP and Columbus Acquisition Holdings LLC*
14	Form of Code of Ethics*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended
32.1	Certification of the Chief Executive Officer pursuant to Rule 906 of the Sarbannes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to Rule 906 of the Sarbannes-Oxley Act of 2002
99.1	Form of Audit Committee Charter*
99.2	Form of Nominating and Corporate Governance Committee Charter*

_________________________
*	Previously filed in connection with Columbus Acquisition Corp.'s registration statement on Form S-1 (File No. 333-138890) filed on November 22, 2006.

**	Previously filed in connection with amendment no. 1 to Columbus Acquisition Corp.'s registration statement on Form S-1 (File No. 333-138890) filed on February 13, 2007.

***	Previously filed in connection with amendment no. 2 to Columbus Acquisition Corp.'s registration statement on Form S-1 (File No. 333-138890) filed on April 11, 2007.

****	Previously filed in connection with amendment no. 4 to Columbus Acquisition Corp.'s registration statement on Form S-1 (File No. 333-138890) filed on May 16, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the dates indicated below.

COLUMBUS ACQUISITION CORP.

By: /s/ Andrew Intrater
Andrew Intrater
Chairman and Chief Executive Officer
(Principal Executive Officer)
Date: August 14, 2007

By: /s/ Michael Sloan
Michael Sloan
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 14, 2007

EXHIBIT INDEX

Exhibit Number

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to Rule 906 of the Sarbannes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to Rule 906 of the Sarbannes-Oxley Act of 2002