Form 10-Q/A
period 2007-06-30
COLUMBUS ACQUISITION CORP
filed 2007-08-27
CIK 1381526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,500,000 common shares ($0.0001 par value) were outstanding as of August 10, 2007.

Explanatory Note

The registrants are filing this Amendment No. 1 to their quarterly report on Form 10-Q, for the quarter ended June 30, 2007, filed on August 14, 2007, to correct the cover page by replacing 11,876,250 with 17,500,000, representing the corrent outstanding shares of the issuer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, as of the dates indicated below.

COLUMBUS ACQUISITION CORP.

By:  /s/ Andrew Intrater

Andrew Intrater
Chairman and Chief Executive Officer
(Principal Executive Officer)
Date: August 24, 2007

By:  /s/ Michael Sloan

Michael Sloan
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 24, 2007

EXHIBIT INDEX

Exhibit Number

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002