Form 10-Q
period 2007-09-30
COLUMBUS ACQUISITION CORP
filed 2007-11-14
CIK 1381526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,500,000 common shares ($0.0001 par value) were outstanding as of November 8, 2007.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	September 30, 2007	December 31, 2006
ASSETS	(Unaudited)	(Note 1)
Current assets:
Cash	$71,191	$43,020
Cash held in trust	111,917,860	—
Cash received by underwriter held in trust	3,450,000	—
Deferred tax Asset	71,000	—
Prepaid expenses	25,879	—

Total current assets	115,535,930	43,020

Deferred offering costs associated with public offering	—	342,027

Total assets	$115,535,930	$385,047

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accrued expenses	$134,833	$211,500
Note payable to stockholder	—	150,000
Current tax liabilities	916,000	—
Due to underwriter	3,450,000	—
Total liabilities	4,500,833	361,500

Common stock subject to possible conversion - 4,311,063 shares	32,979,628	—

Commitments

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares
authorized; none issued or outstanding
Common stock, $0.0001 par value, 39,000,000 shares
authorized; 17,500,000 shares (which includes 4,311,063
subject to possible conversion) and 3,125,000 shares
issued and outstanding at September 30, 2007 and December 31,
2006, respectively	1,750	313
Additional paid-in capital	77,027,865	24,687
Retained earnings (deficit) accumulated during the development
stage	1,025,854	(1,453)
Total stockholders' equity	78,055,469	23,547

Total liabilities and stockholders' equity	$115,535,930	$385,047

See Notes to Condensed Financial Statements.

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007	Period from August 1, 2006 (Inception) to September 30, 2006	Period from August 1, 2006 (Inception) to September 30, 2007
Interest income	$1,480,836	$2,112,860	$—	$2,112,860
Formation and operating costs	(195,675)	(240,553)	(1,358)	(242,006)
Income before provision for income taxes	1,285,161	1,872,307	(1,358)	1,870,854
Provision for income taxes	(607,813)	(845,000)	—	(845,000)
Net income (loss)	$677,348	$1,027,307	$(1,358)	$1,025,854
Net income per common share - basic and diluted	$.04	$.10	$—	$.13
Weighted average number of common shares outstanding - basic and diluted	17,500,000	10,233,516	3,125,000	7,680,458

See Notes to Condensed Financial Statements

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

			Additional	Retained Earnings (Deficit) Accumulated During the
	Common Stock		Paid-in	Development	Stock holders'
	Shares	Amount	Capi tal	Stage	Equity

Issuance of common stock on August 10,
2006 at $0.008 per share to initial
stockholders	3,125,000	$313	$24,687		$25,000

Net loss for the period from August 1, 2006
(inception) to December 31, 2006				$(1,453)	(1,453)

Balance at December 31, 2006	3,125,000	313	24,687	(1,453)	23,547

Sale of private placement warrants at
$1.00 per warrant			3,650,000		3,650,000

Sale of 14,375,000 units net of under-
writers' discount and offering expenses
(including 4,311,063 shares subject to
possible conversion) at $8.00 per unit	14,375,000	1,437	106,332,706		106,334,143

Reclassification from stockholders' equity
of proceeds from sale of 4,311,063
shares subject to possible conversion			(32,979,628)		(32,979,628)

Sale of underwriters' purchase option			100		100

Unaudited:

Net income for the nine months ended
September 30, 2007				1,027,307	1,027,307
Balance at September 30, 2007	17,500,000	$1,750	$77,027,865	$1,025,854	$78,055,469

See Notes to Condensed Financial Statements

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2007	Period from August 1, 2006 (Inception) to September 30, 2006	Period from August 1, 2006 (Inception) to September 30, 2007
Cash flows from operating activities:
Net income (loss)	$1,027,307	$(1,358)		$1,025,824
Adjustments to reconcile net income to net cash
provided by operating activities:
Interest on investment held in trust	(2,112,860)	—		(2,112,860)
Deferred tax asset	(71,000)	—		(71,000)
Prepaid expenses	(25,879)	—		(25,879)
Accrued expenses	134,833	—		134,833
Current tax liabilities	916,000	—		916,000
Net cash used in operating activities	(131,599)	(1,358)		(133,052)

Cash flows from operating activities:
Cash deposit in trust account	(113,400,000)	—		(113,400,000)
Disbursement of interest earned on
Investment held in trust	145,000	—		145,000
Net cash used in investing activities	(113,255,000)	—		(113,255,000)

Cash flows from financing activities:
Proceeds from public offering	115,000,000	—		115,000,000
Payments of public offering costs	(5,085,330)	—		(5,215,857)
Proceeds from private placement of warrants	3,650,000	—		3,650,000
Proceeds from note payable to stockholder	—	150,000		150,000
Repayment of note payable to stockholder	(150,000)	—		(150,000)
Proceeds from sale of shares of common stock	—	25,000		25,000
Proceeds from underwriters purchase option	100	—		100
Payments of deferred offering costs	—	(65,000)		—
Net cash provided by financing activities	113,414,770	110,000		113,459,243

Net increase in cash	28,171	$108,642		71,191

Cash, beginning of period	43,020	—		—

Cash, end of period	$71,191	$108,642		$71,191

Supplemental disclosure of non-cash financing
activities:

Accrual of deferred underwriting fees	$3,450,000	—	$	$ 3,450,000

Accrual of deferred offering costs	—	$42,257		—

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

At September 30, 2007, the Company had not commenced any operations. All activity through September 30, 2007 relates to the Company's formation, the initial public offering and current activities described below. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company's initial public offering for the sale of units of shares of common stock and warrants to purchase common stock (the "Public Offering") was declared effective May 18, 2007 (see Note 3). The Company consummated the Public Offering on May 23, 2007 and received net proceeds of approximately $113,400,500, including $3,650,000 of proceeds from the private placement (the "Private Placement") sale of 3,650,000 insider warrants to certain officers, directors and stockholders of the Company. The warrants sold in the Private Placement were identical to the warrants sold in the Public Offering, but the purchasers in the Private Placement have waived their rights to receive any distributions on liquidation in the event the Company does not complete a business combination (as described below).

The Company's management has broad discretion with respect to the specific application of the net proceeds of this Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a business combination with an operating business ("Business Combination"), which may not constitute a business combination for accounting purposes. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Public Offering and Private Placement, $113,400,500, including $3,450,000 applicable to the underwriters' discounts and commissions as described in Note 3, is being held in a trust account ("Trust Account") invested in government securities. The trust account will be maintained until the earlier of (i) the consummation of its first Business Combination or (ii) the liquidation of the Company. The placement of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any amounts held in the Trust Account, there is no guarantee that they will execute such agreements. One of the Company's directors has agreed that he will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that the director will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account), along with up to $1,750,000 in interest income, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company redeem his or her shares for cash. The per share redemption price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (subject to distributions for working capital and amounts paid or accrued for taxes) computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Public Offering (29.99% of the amount placed in the Trust Fund, excluding the deferred portion of the underwriters' discount and commission) has been classified as common stock subject to possible conversion on the accompanying September 30, 2007 condensed balance sheet. In addition, such stockholders would be entitled to a portion of the deferred portion of the underwriters' discount and commission held in trust (see Note 3).

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

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and nature of business operations (concluded):

The condensed financial statements at September 30, 2007 and for the three and nine months ended September 30, 2007, the period from August 1, 2006 (inception) to September 30, 2006 and the period from August 1, 2006 (inception) to September 30, 2007 have been prepared by the Company and are unaudited. In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, the unaudited condensed financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2007 or for any subsequent period. The condensed balance sheet at December 31, 2006 and the condensed statement of stockholders’ equity for the period then ended have been derived from the audited financial statements included in a registration statement on Form S-1 filed by the Company with the SEC on February 13, 2007. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in its Current Report on Form 8-K filed with the SEC on May 29, 2007.

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

Fair value of financial instruments:

The fair values of the Company's assets and liabilities that are defined as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures about Fair Value of Financial Instrument," approximate their carrying amounts presented in the balance sheets at September 30, 2007 and December 31, 2006.

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

No other recently issued accounting pronouncements that became effective during the nine months ended September 30, 2007 or that will become effective in a subsequent period has had or is expected to have a material impact on the Company’s financial statements.

Deferred offering costs:

Deferred offering costs consisted principally of accounting, legal and other fees incurred prior to the Public Offering and were charged to additional paid-in capital upon the consummation of the Public Offering.

Net income per common share:

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share reflects the additional dilution for all potentially dilutive securities such as outstanding warrants and the underwriters' option described in Note 3. The effects of the warrants outstanding as of September 30, 2007 for the purchase of 18,025,000 shares issued in connection with the Public Offering described in Note 3 have not been considered in the computation of diluted net income per share since the ability of the holders to exercise the warrants is contingent upon the consummation of a Business Combination. The effects of the 625,000 units subject to the underwriters’ option, for the purchase of 625,000 shares and warrants to purchase an additional 625,000 shares, have not been considered in the calculation of diluted earnings per common share since the average market price of a unit through September 30, 2007 was less than the exercise price per unit.

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

Note 2 - Summary of significant accounting policies (continued):

Income taxes:

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. At September 30, 2007 the Company recorded a current tax liability of $916,000 and a deferred tax asset of $71,000.

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

Note 4 - Note payable to stockholder and related party transactions:

The Company issued an unsecured promissory note for $150,000 to Columbus Acquisition Holdings LLC, its principal initial stockholder, on August 10, 2006. The note was non-interest bearing and was originally payable on the earlier of March 31, 2007 or the consummation of the Public Offering by the Company. On March 30, 2007, Columbus Acquisition Holdings L.L.C amended the due date of the loan, and it became payable on the earlier of June 30, 2007 or the consummation of the Public Offering. As of December 31, 2006, the balance due on the note payable was $150,000. On May 23, 2007, the Company repaid the loan in full.

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative services to an affiliate of certain members of the Company's management team. Services will terminate upon the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company.

Note 5 - Preferred stock:

The Company is authorized to issue up to 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No preferred shares had been issued as of September 30, 2007.

Note 6 - Reserved shares:

At September 30, 2007, a total of 19,275,000 shares of common stock were reserved for issuance upon the exercise of Warrants and the underwriters' Purchase Option.

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

There is no assurance that our plans to consummate a business combination will be successful or successful within the target business acquisition period, which ends on May 18, 2009. These factors, among others, raise substantial doubt about our ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Results of Operations:

Our net income of $677,348 for the three months ended September 30, 2007 was comprised of $1,480,836 of interest income on invested cash, offset by formation and operating costs of $195,675 and a provision for income taxes of $607,813.

Our net income of $1,027,307 for the nine months ended September 30, 2007 was comprised of $2,112,860 of interest income on invested cash, offset by formation and operating costs of $240,553 and a provision for income taxes of $845,000.

Our net loss of $1,358 for the period from inception (August 1, 2006) through September 30, 2006 was comprised entirely of formation costs during such period.

Our net income of $1,025,854 for the period from inception (August 1, 2006) through September 30, 2007 was comprised of $2,112,860 of interest income on invested cash, offset by formation and operating costs of $242,006 and a provision for income taxes of $845,000.

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

We will continue to earn interest on the trust account to finance our operations prior to consummating a business combination. We currently believe that we have sufficient available funds to complete our efforts to effect a business combination with an operating business on or prior to May 18, 2009. However, we cannot assure you that this will be the case. Please refer to Item 1-A of Part II of this quarterly report (and the discussion of risk factors that have been incorporated in this quarterly report by reference to the discussion under the heading “Risk Factors” that is contained in our registration statement on Form S-1 that we filed with the Securities and Exchange Commission in connection with our initial public offering) for a detailed discussion of the many risks to which we are subject, a number of which (if they were to materialize) could adversely impact our ability to effect a business combination. Over this time period, we currently anticipate incurring expenses for the following purposes:

•	$180,000 for the administrative fee payable to Renova U.S, Management LLC ($7,500 per month for two years);

•	$600,000 of expenses for legal, accounting and other third- party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

•	$200,000 or expenses in legal and accounting fees relating to our SEC reporting obligations;

•	$250,000 of expenses for the due diligence and investigation of a target business by our management team and existing stockholders;

•	$320,000 for general working capital that will be used for miscellaneous expenses and general corporate purposes; and

•	$250,000 for director and officer liability insurance premiums.

To the extent we incur expenses prior to the completion of a business combination in excess of the $1,750,000 available to us from the interest earned on the trust account, we intend to pay such excess from working capital available to us following the consummation of a business combination. If we do not complete a business combination, one of our directors has agreed to indemnify us against any claims by any vendor, prospective target business, or other entities that are owed money from us for services rendered or products sold to us that would reduce the amount of the funds in the trust account.

Since June 1, 2007, we have paid a monthly fee of $7,500 to Renova U.S. Management LLC, an affiliate of certain members of our management team, for office space and certain administrative, technology and secretarial services provided by that company. We expect to continue to pay this monthly fee until the time that we effect a business combination.

We may use substantially all of the proceeds held in trust, other than the deferred underwriting discounts and commissions of $3,450,000 and amounts used for working capital and for taxes, to acquire one or more target business. However, we may not use all the proceeds held in the trust account in connection with a business combination, either because the consideration for the business combination is less than the total proceeds that are then held in the trust account or because we finance a portion of the consideration by issuing our capital stock or debt securities, if such alternative is then available. In that event, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses. The operating business or businesses that we acquire in such business combination must have, individually or collectively, a fair market value equal to 80% of our net assets at the time of such acquisition (excluding deferred underwriters’ discounts and commissions of $3,450,000). If we complete multiple business combinations that collectively have a fair market value of 80% of our net assets, then we would require that such transactions be completed simultaneously. We do not currently anticipate that we will complete a business combination with more than one operating business; however, we cannot assure you at this time that we will not do so.

As of November 8, 2007, after giving effect to the sale of units upon the exercise of the underwriters’ over-allotment option and our operations after we completed our initial public offering, including our withdrawal of approximately $145,000 in the aggregate of the interest earned on the funds held in the trust account through such date, approximately $115,957,000, which includes accrued interest of approximately $116,600, was held in trust and we had working capital of approximately $1,508,000 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate purposes.

We believe that the net proceeds that are held in trust will be sufficient to allow us to consummate a business combination. However, because we have not yet identified with any degree of certainty any particular target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds held in trust prove to be insufficient, either because of the size of the target business, the depletion of the available net proceeds expended in search of a target business, or our obligation to convert into cash up to 29.99% of the shares held by the public stockholders as described in Note 1 of our condensed financial statements, we may be required to seek additional financing through the issuance of additional shares of our common or preferred stock, or obtain acquisition financing from a commercial or other lender, to complete a business combination. As of the date of this quarterly report and for the past several months, the financial markets generally, and the credit markets in particular, are and have been experiencing substantial turbulence and turmoil, and extreme volatility, both in the United States and, increasingly, in other markets worldwide. Although we believe that the U.S. Federal Reserve Bank, as well as the central banks throughout Europe and Asia, have taken extraordinary measures to seek to avert what has been commonly referred to in the business press as a “liquidity crisis,” we cannot assure you that any of their actions or any other actions or events will have a positive impact and cause the present situation to dissipate. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require or are relying upon additional financing to complete a business combination, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek to effect a business combination with an alternative target business. If we fail to complete a specific business combination after expending substantial management time and attention and substantial costs for accountants, attorneys, and others, such costs likely would not be recoverable, which could materially adversely affect subsequent attempts to locate and combine with another target business within the required time frame. In addition, even if we do not need additional financing to consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure such financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with, or following, a business combination.

If we are unable to complete a business combination on or prior to May 18, 2009 (24 months from the effective date of our initial public offering), we will be forced to liquidate. If we are forced to liquidate, the per share liquidation amount may be less that the initial per unit public offering price because of the underwriting commissions and expenses related to our public offering and because of the value of the warrants in the per unit offering price. Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not paid by us. Furthermore, our warrants will expire worthless if we liquidate before we complete a business combination.

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

The proceeds of $113,400,000 from our initial public offering, including $3,650,000 of proceeds from the private placement sale of 3,650,000 insider warrants to certain of our officers, directors and stockholders, that are held in trust (including approximately $3,450,000 of deferred underwriting discounts and commissions) have been invested in a money market fund that invests principally in short-term securities issued or guaranteed by the United States. As of November 8, 2007, the effective annualized interest rate payable on our investment was approximately 4.69%. Assuming no other changes to our holdings as of November 8, 2007, a 1% decrease in the underlying interest rate payable on our investment as of November 8, 2007 would result in a decrease of approximately $285,600 in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders' equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on August 1, 2006. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

As of November 14, 2007, we, including our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting since our inception on August 1, 2006 through November 14, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2006, in connection with our formation and initial capitalization, we issued 3,125,000 shares of our common stock to Columbus Holdings, at a purchase price of approximately $0.008 per share, or an aggregate of $25,000. Such shares were issued in a private placement pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933. Andrew Intrater, our Chairman and Chief Executive Officer, controls Columbus Holdings in his capacity as its sole managing member. Mr. Intrater, together with certain members of our management team, are members of Columbus Holdings, and own in the aggregate approximately 79% of the membership interests of Columbus Holdings. Columbus Holdings subsequently transferred 312,500 of these shares to Michael W. Ernestus, our Executive Director and President, and 30,000 of these shares to each of our four independent members of our board of directors, for the same price that Columbus Holdings paid for these shares. No underwriting discounts or commissions were paid with respect to such sales. Columbus Holdings made such transfers in reliance upon exemptions from registration pursuant to Section 4(1) under the Securities Act of 1933.

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

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description
1.1	Form of Underwriting Agreement****

1.2	Form of Selected Dealers Agreement*

3.1	Amended and Restated Certificate of Incorporation*

3.2	Bylaws*

4.1	Specimen Unit Certificate**

4.2	Specimen Common Stock Certificate**

4.3	Specimen Warrant Certificate**

4.4	Form of Unit Purchase Option to be granted to Representative**

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant**

10.1	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Columbus Acquisition Holdings LLC*

10.2	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Andrew Intrater*

10.3	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Michael Ernestus*

10.4	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Barry J. Rourke*

10.5	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Eric Zachs*

10.6	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Rolf Zimmermann*

10.7	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Jason Lustig*

10.8	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Louis Ferrante*

10.9	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Paul F. Lipari*

10.10	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Jason Epstein*

10.11	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Michael Sloan*

10.12	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant****

10.13	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders**

10.14	Form of Warrant Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and Columbus Acquisition Holdings LLC****

10.15	Form of Letter Agreement between Renova U.S. Management LLC and the Registrant regarding administrative support**

10.16	Amended and Restated Promissory Note, dated August 10, 2006, issued to Columbus Acquisition Holdings LLC**

10.17	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders***

10.18	Warrant Purchase Agreement among the Registrant, Lazard Capital Markets LLC, LeBoeuf, Lamb, Greene & MacRae LLP and Columbus Acquisition Holdings LLC*

14	Form of Code of Ethics*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Audit Committee Charter*

99.2	Form of Nominating and Corporate Governance Committee Charter*

*	Previously filed in connection with Columbus Acquisition Corp.'s registration statement on Form S-1 (File No. 333-138890) filed on November 22, 2006.

**	Previously filed in connection with amendment No. 1 to Columbus Acquisition Corp.'s registration statement on Form S-1 (File No. 333-138890) filed on February 13, 2007.

***	Previously filed in connection with amendment No. 2 to Columbus Acquisition Corp.'s registration statement on Form S-1 (File No. 333-138890) filed on April 11, 2007.

****	Previously filed in connection with amendment No. 4 to Columbus Acquisition Corp.'s registration statement on Form S-1 (File No. 333-138890) filed on May 16, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the dates indicated below.

COLUMBUS ACQUISITION CORP.

By: /s/ Andrew Intrater

Andrew Intrater
Chairman and Chief Executive Officer
(Principal Executive Officer)
Date: November 14, 2007

By: /s/ Michael Sloan

Michael Sloan
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 14, 2007

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