Form 10-K
period 2007-12-31
COLUMBUS ACQUISITION CORP
filed 2008-03-27
CIK 1381526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-33467

COLUMBUS ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	20-533217
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

153 E. 53rd Street, 58th floor
New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 418-9600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	American Stock Exchange
Warrants, each exercisable to purchase one share of Common Stock	American Stock Exchange
Units, each consisting of one share of Common Stock and one Warrant	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

There aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was 106,518,750 as of June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter). In determining the market value of the voting or non-voting common equity held by non-affiliates of the registrant, securities of the registrant beneficially owned by the directors and officers of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of March 24, 2008 was 17,500,000.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PART I

Item 1.	Business

Reference to “we,” “us,” or the “Company” are to Columbus Acquisition Corp.

Overview

We are a blank check company incorporated in Delaware on August 1, 2006 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or similar business combination with one or more operating businesses, which we refer to as a “business combination,” that we believe has significant growth potential.

In August 2006, in connection with our formation and initial capitalization, we issued 3,125,000 shares of our common stock to Columbus Acquisition Holdings, LLC, at a purchase price of approximately $0.008 per share, or an aggregate purchase price of $25,000. Andrew Intrater, our Chairman, President and Chief Executive Officer, controls Columbus Acquisition Holdings, LLC in his capacity as its sole managing member. Mr. Intrater, Jason Epstein, Paul F. Lipari and Michael Sloan, each of whom is a member of our management team, as well as Jay M. Haft and Marcel Schlumberger (who are each affiliated with Columbus Nova, a private investment firm for which Mr. Intrater serves as Chief Executive Officer), are each members of Columbus Acquisition Holdings, LLC, and own approximately 36.2%, 16.2%, 16.2%, 14%, 2.28%, 11.6% and 3.5%, respectively, of the Series A membership interests of Columbus Acquisition Holdings LLC. Columbus Holdings subsequently transferred 30,000 of these shares to each of Barry J. Rourke, Eric Zachs, Rolf Zimmermann and Jason Lustig, members of our board of directors, for $0.008 per share (for a purchase price of $240 each) and 312,500 of these shares to Michael W. Ernestus, our Executive Director (for a purchase price of $2,500). As of the date of this annual report, Columbus Acquisition Holdings, LLC, Messrs. Rourke, Zachs, Zimmermann, Lustig and Ernestus own 2,692,500, 30,000, 30,000, 30,000, 30,000 and 312,500 shares of our common stock, respectively. We refer to Columbus Acquisition Holdings LLC as “Columbus Holdings” in this annual report.

On May 23, 2007, we completed our initial public offering of 12,500,000 units, and an additional 1,875,000 units relating to the full exercise of the underwriters' over-allotment option. Each unit consists of one share of our common stock and one warrant. Each warrant entitles the holder to purchase one share of our common stock from us at a price of $6.00 commencing on the later of the date that we complete a business combination with an operating company and May 18, 2008. We refer to our stockholders who purchased our units in our initial public offering or in the open market following our initial public offering as our “public stockholders.” At the closing of our initial public offering, we paid $4,600,000 in underwriting discounts and approximately $600,000 for offering-related costs and expenses, and the balance of $3,450,000 of underwriting discounts and commissions was deferred and has been placed in the trust account as described below.

On May 23, 2007, we also completed a private placement of 3,650,000 warrants to Columbus Holdings for a purchase price of $1.00 per warrant, or an aggregate purchase price of $3,650,000. These warrants (which we refer to as “insider warrants”) are identical to the warrants underlying the units that we issued in our initial public offering (which we refer to as “public warrants”), except that if we call the public warrants for redemption, the insider warrants may be exercisable on a “cashless” basis so long as these insider warrants are held by Columbus Holdings or its permitted transferees. Additionally, Columbus Holdings has agreed that it will not sell or otherwise transfer these insider warrants until such time, if any, as we shall have completed a business combination with an operating business. No underwriting discounts or commissions were paid with respect to the sale of our insider warrants.

Approximately $109,750,000 of net proceeds from our initial public offering, plus the $3,650,000 we received from the sale of our insider warrants, was placed in a trust account immediately following the completion of our initial public offering. This amount includes $3,450,000 (of the total of $8,050,000) of underwriting discounts and commissions, payable to the underwriters of our initial public offering. The underwriters have agreed that this deferred amount will not be paid to them unless and until we complete a business combination with one or more operating businesses, and they have waived their right to receive such payment upon our liquidation if we are unable to complete a business combination before May 18, 2009. The funds held in trust are currently invested in a money market fund that invests in short-term securities issued or guaranteed by the United States. Except with respect to interest income that may be released to us from time to time upon our request of (i) up to $1,750,000 to fund our expenses related to investigating and selecting a target business and our other working capital requirements and (ii) any additional amounts we may need to pay our income or other tax obligations, the proceeds from our initial public offering that are held in trust will not be released from the trust account until the earlier of (A) the time that we complete a business combination with one or more operating businesses and (B) our liquidation, if we do not complete a business combination on or before May 18, 2009. The proceeds held in the trust account may be used as consideration to pay the sellers of a target business with which we complete a business combination. Any amounts not paid as consideration to the sellers of such target business may be used to finance operations of the target business or for other valid corporate purposes.

We will continue to earn interest on the trust account prior to consummating a business combination, and will use up to $1,750,000 of such interest to fund our expenses related to investigating and selecting a target business and our other working capital requirements. Our initial business combination must be with a target business or businesses with a fair market value of at least 80% of the balance in the trust account at the time of such business combination (excluding the deferred underwriting discounts and commissions of approximately $3,450,000 described above). We currently believe that we have sufficient available funds to effect a business combination with an operating business on or prior to May 18, 2009. However, we cannot assure you that this will be the case. Please refer to Item 1A of Part I of this annual report under the heading “Risk Factors” for a detailed discussion of the many risks to which we are subject, a number of which (if they were to materialize) could adversely impact our ability to effect a business combination.

Our efforts in identifying a prospective target business will not be limited to a particular industry. Instead, we intend to focus on industries and target business that may provide significant opportunities for growth.

After completion of our initial public offering, we began contacting various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community in order to generate opportunities for a suitable business combination. We also received unsolicited inquiries from several unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. We informed these contacts that we were seeking to effect a business combination with an operating business. We did not retain an investment banking firm or other financial advisor to conduct a formal search for a business combination. Criteria for suitability included our management's assessment of the competitive strengths and weaknesses of the potential business targets, the outlook for the sectors in which the targets operated, the strength of the management team and the quality of the assets to be acquired, as described in more detail below under the heading “Business Strategy.” Certain potential targets were considered unsuitable because they operated in industries that our management believed did not have good economic potential. Other targets were considered by our management to have too great a level of business risk due to poor asset quality or poor or erratic financial results. We continue to investigate opportunities for a business combination with a target business on a regular basis; however, as of the date of this annual report, we have not reached a definitive agreement to acquire any target company or companies with which we would consummate a business combination.

Business Strategy

We have identified and use the following guidelines that we believe are important in evaluating prospective target businesses and business combination opportunities. However, we may decide to enter into a business combination with a target business or businesses that do not meet one or more of these guidelines.

•
Established companies with positive cash flow. We are generally seeking to acquire established companies with a history of positive cash earnings before interest, taxes, depreciation and amortization. We do not currently plan to acquire start-up companies, companies with speculative business plans or companies that we believe have significant technology risk.

•
Strong competitive position in industry. We analyze the strengths and weaknesses of target businesses relative to their competitors. The factors we consider include product quality, customer loyalty, cost impediments associated with customers switching to competitors, patent protection, brand positioning and capitalization. We are seeking to acquire businesses that have developed strong positions within their respective markets, are well positioned to capitalize on growth opportunities and operate businesses or in industries with significant barriers to entry. We are seeking to acquire businesses that demonstrate advantages when compared to their competitors, which may help to protect their market position and profitability.

•
Experienced management team. We are seeking to acquire businesses that have experienced management teams with a proven track record for delivering growth and profits through strategic business management and effective team building.

•
Diversified customer and supplier base. We are seeking to acquire businesses that have a diversified customer and supplier base. We believe that companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

Transaction Structures

We believe the majority of the transactions we have reviewed and will continue to review and consider fall or will fall into one or more of the following categories:

•	Growth Scenarios—situations where companies have the opportunity for growth through market development, incremental marketing, or increases in working capital.

•	Fragmented Industries—industries characterized by a large number of small to mid-size firms in which opportunities may arise.

•
Divisional Spin-outs—operating units or subsidiaries of companies that may have been neglected by the parent in terms of focus, resources or funding and may no longer be considered strategic or core business units.

Competitive Strengths

We believe that we have the following competitive strengths, which will help us compete for an attractive business combination opportunity. However, we cannot assure you that we will be able to locate a target business or that we will succeed in consummating a business combination.

•
Experienced Transaction Investors. Our management team, including our officers and directors, has been involved in transaction development, acquisition due diligence, structuring, negotiating and closing acquisition and growth financing transactions in both the public and private markets. In addition, our management team has served on the boards of directors of acquiring and acquired private and public companies.

•
Extensive Public and Private Equity and Mergers and Acquisitions Experience and Contacts.  Our management team has significant experience and contacts in the public and private equity markets and the mergers and acquisitions industry. In addition, our management team has a network of business relationships with executives and board members of privately held companies. We believe that these contacts will provide our management team with access to acquisition opportunities.

•
Management Acquisition and Operating Experience. Our management team has acquisition and operating experience in a variety of industries in Europe, Russia and the United States. We believe that this experience provides us with a competitive advantage in evaluating businesses and acquisition opportunities in these regions. This experience also assists us in evaluating whether acquisition targets have the human and other resources necessary to sustain themselves as publicly traded companies.

Effecting a Business Combination

General

We intend to utilize the cash proceeds of our initial public offering and the private placement of our insider warrants, as well as our capital stock, debt or a combination of these as consideration to effect a business combination. Although substantially all of the net proceeds of our initial public offering are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes, other than described below. If we engage in a business combination with a target business using our capital stock and/or debt financing in whole or in part as the consideration to fund the business combination, any remaining proceeds from our initial public offering and the private placement of the insider warrants will then be used to undertake additional acquisitions or to fund the operations of the target business on a post-combination basis. We may engage in a business combination with a company that does not need substantial additional capital but that desires to establish a public trading market for its securities, while avoiding what it may deem to be adverse consequences and risks of undertaking a public offering of its own securities. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect a business combination with more than one target business, we anticipate that we will effect only a single business combination prior to May 18, 2009.

We are seeking to have all vendors, prospective target businesses or other entities with whom we contract prior to completing a business combination, who we refer to as potential contracted parties or a potential contracted party, execute agreements with us waiving any right, title, interest or claim of any kind whatsoever in or to any funds held in the trust account for the benefit of our public stockholders. Such a waiver will apply to any kind of right, title, interest or claim that a potential contracted party may have. In the event that a potential contracted party refuses to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. If a vendor or service provider or a prospective target business refuses to execute such a waiver, then Mr. Intrater will be personally liable to cover the potential claims made by such party, but only if, and to the extent that, the claims would otherwise reduce the trust account proceeds payable to our public stockholders in the event of our liquidation.

Subject to the requirement that a target business has a fair market value of at least 80% of our net assets at the time of the acquisition, as described below in more detail, we have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Other than the broad guidelines described above, we have not established any specific attributes or criteria for prospective target businesses. Accordingly, there is no reliable basis for investors in the initial public offering to currently evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect a business combination with a company that does not have a stable history of earnings and growth or an entity that is in a relatively early stage of its development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of that company. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

Target business candidates have been, and we anticipate will continue to be, brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may also be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis. Our officers and directors as well as their affiliates may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder's fee, consulting fee or other compensation to be determined in an arm's length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors or initial stockholders, or any entity with which they are affiliated, be paid any finder's fee, consulting fee or other compensation from us or any third party, including the prospective target, prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction that it is). There is no business affiliated with our officers or directors that is currently being considered as a potential target, but if we decide to enter into a business combination with a target business that is affiliated with any of our officers or directors, we would do so only if we obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. Following a business combination, our management may receive a fee for prospective services they may render to the target business, subject to the approval of a majority of the disinterested members of our board. We may pay a finder's fee to any unaffiliated party that provides information regarding prospective targets to us. Any such fee would be conditioned on our consummating a business combination with the identified target. We anticipate that such fees, if any, would be a percentage of the consideration associated with such business combination, with the percentage to be determined based on local market conditions at the time of such combination.

Selection of a Target Business and Structuring of a Business Combination

Andrew Intrater, the Chairman of the Board and Chief Executive Officer, Paul Lipari, a Senior Vice President, Jason Epstein, a Senior Vice President and Michael Ernestus, the Executive Director and President are supervising the process of evaluating prospective target businesses, and we they devote substantial time to the search for an acquisition candidate. They are assisted by the rest of our management team, together with our outside attorneys, accountants and other representatives.

Subject to the requirement that our initial business combination must be with a target business with a fair market value of at least 80% of our net assets at the time of such acquisition, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management considers, among other factors, the following:

•	financial condition and results of operation;

•	cash flow potential;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	regulatory or technical barriers to entry;

•	stage of development of the products, processes or services;

•	security measures employed to protect technology, trademarks or trade secrets;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management. Management considers these criteria as a whole. For example, one target with a balance sheet that is stronger than another target due to the existence of higher stockholder's equity or other indicia of financial strength may have a less established competitive position in its market. We cannot say in advance which criteria will be most important when evaluating two or more potential business combinations. In evaluating a prospective target business, we will conduct an extensive due diligence review which encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties. We are also required to have all prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If any prospective target business refuses to execute such agreement, we will cease negotiations with such target business.

The structure of a particular business combination may take the form of a merger, capital stock change, asset acquisition or other similar structure. Although we have no commitments as of the date of this annual report to issue our securities, we may issue a substantial number of additional shares of our common stock or preferred stock, a combination of common and preferred stock, or debt securities, to complete a business combination.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and our and its stockholders. The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of funds available to complete a business combination with another target business or businesses. However, we will not pay any finder's or consulting fees to our initial stockholders, or any of their respective affiliates, for services rendered to or in connection with a business combination.

Fair Market Value of Target Business

The target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition (all of our assets, including the funds then held in the trust account, less our liabilities and, the deferred underwriting discounts and commissions of $3,450,000), although we may acquire a target business whose fair market value significantly exceeds 80% of our net assets. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. We have not entered into any such fund raising arrangement and currently have no intention of doing so. The fair market value of the target business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow, book value and, where appropriate, upon the advice of appraisers or other professional consultants. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria as a condition to engaging in a business combination with such target business. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request such opinion. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold. To reduce potential conflicts of interest, we will not consummate a business combination with an entity that is affiliated with any member of our board of directors, management or initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view. In the event that we obtain such opinion, we will file it with the Securities and Exchange Commission (the “SEC”).

Lack of Business Diversification

Our business combination must be with a target business or businesses that satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities that may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business' Management

Although we have closely scrutinized the management of a prospective target business when evaluating the desirability of effecting a business combination and intend to continue to do so, we cannot assure you that our assessment of the target business' management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot be presently stated with any certainty. While it is possible that some of our key personnel will remain in a senior management or advisory position with us following a business combination, it is unlikely that these individuals will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for Stockholder Approval of Business Combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with any such transaction, we will also submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to provide for our corporate life to continue perpetually following the consummation of such business combination. We will consummate a business combination only if stockholders approve both such business combination and our amendment to extend our corporate life.

In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for any business combination, all of our initial stockholders have agreed to vote their respective shares of common stock acquired by them prior to our initial public offering (which we refer to as the “initial shares”) in accordance with the majority of the shares of common stock voted by our public stockholders. This voting arrangement will not apply to shares included in units purchased in our initial public offering or purchased following our initial public offering in the open market by any of our initial stockholders, officers or directors. Accordingly, they may vote these shares on a proposed business combination any way they choose. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning 30% or more of the shares sold in our initial public offering do not both exercise their conversion rights and vote against the business combination.

Conversion Rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder's shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Our initial stockholders will not have such conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether included in their initial shares or underlying units purchased by them in our initial public offering or purchased by them in the aftermarket (nor will they seek appraisal rights with respect to such shares if appraisal rights would be available to them). The actual per-share conversion price will be equal to the amount in the trust account (a portion of which is made up of $3,450,000 in deferred underwriting discounts and commissions), inclusive of any interest thereon not previously released to us for working capital requirements, as of two business days prior to the proposed consummation of a business combination, divided by the number of shares of common stock underlying the units sold in our initial public offering. Without taking into account any interest earned on the trust account, the initial per-share conversion price would be approximately $7.89, or $0.11 less than the per-unit offering price of $8.00.

An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed.

Any request for conversion, once made, may be withdrawn at any time up to the date of the stockholders’ meeting convened to vote upon the related business combination. Furthermore, if a stockholder delivered its certificate for conversion and subsequently decided prior to the meeting not to elect conversion, it may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their common shares into their share of the trust account still have the right to exercise any warrants they received that comprised a part of the units.

If a vote on our initial business combination is held and the business combination is not approved, we may continue to try to consummate a business combination with a different target until May 18, 2009. If the initial business combination is not approved or completed for any reason, then public stockholders voting against our initial business combination who exercised their conversion rights would not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account. Public stockholders would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account only in the event that the initial business combination they voted against was duly approved and subsequently completed, or in connection with our liquidation. We will not complete any business combination if public stockholders, owning 30% or more of the shares underlying the units sold in our initial public offering, both exercise their conversion rights and vote against the business combination. Accordingly, it is our understanding and intention in every case to structure and consummate a business combination in which public stockholders owning 29.99% of the shares underlying the units sold in our initial public offering may exercise their conversion rights and the business combination will still go forward. We have set the conversion percentage at 30% in order to reduce the likelihood that a small group of investors holding a block of our common stock will be able to stop us from completing a business combination that may otherwise approved by a large majority of our public stockholders.

If the business combination is not approved or completed for any reason, then public stockholders voting against such business combination will not be entitled to convert their common shares into a pro rata share of the aggregate amount then on deposit in the trust account. Such public stockholders would only be entitled to convert their common shares into a pro rata share of the aggregate amount then on deposit in the trust account in the event that such stockholders elect to vote against a subsequent business combination that is approved by stockholders and completed, or in connection with our dissolution and liquidation, discussed below.

Public stockholders who convert their common shares into a pro rata share of the trust account will be paid promptly their conversion price following their exercise of conversion rights and will continue to have the right to exercise any warrants they own. The initial conversion price is approximately $7.89 per share. Since this amount is less than the $8.00 per unit price in our initial public offering and may be lower than the market price of our common stock on the date of conversion, there may be a disincentive on the part of public stockholders to exercise their conversion rights, particularly for those stockholders who do not sell, or receive less than an aggregate of $0.11 of net sales proceeds for, the warrants included in the units, and persons who purchase common shares in the aftermarket at a price in excess of $7.89 per share. Because converting stockholders will receive their proportionate share of deferred underwriting compensation at the time of closing of our business combination, the non-converting stockholders will bear the financial effect of such payments to both the converting stockholders and the underwriters as a consequence of the reduction in our net assets resulting from such distribution.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will continue in existence only until May 18, 2009. If we have not completed a business combination by such date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law. Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our stockholders to formally vote to approve our dissolution and liquidation). We view this provision terminating our corporate life by May 18, 2009 as an obligation to our stockholders. This provision will be amended only in connection with, and upon consummation of, our initial business combination by such date.

If we are unable to complete a business combination by May 18, 2009, we will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account including:

•
all accrued interest, net of income taxes payable on such interest and interest income of up to an aggregate of $1,750,000 on the trust account balance that has been released to us prior to such distribution to fund our expenses relating to investigating and selecting a target business and other working capital requirements, including the costs of liquidation; and

•	all deferred underwriting discounts and commissions,

as well as any of our remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below).

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to the common shares owned by them immediately prior to our initial public offering. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of liquidation from our remaining assets outside of the trust fund. If such funds are insufficient, Columbus Holdings has agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and has agreed not to seek repayment of such expenses.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account after payments to us for working capital and amounts paid or accrued for taxes, the initial per-share liquidation price would be $7.89, or $0.11 less than the per unit offering price of $8.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors (which could include vendors and service providers we have engaged to assist us in any way in connection with our search for a target business and that are owed money by us, as well as target businesses themselves) which could have higher priority than the claims of our public stockholders. Andrew Intrater, our Chairman of the Board and Chief Executive Officer, has personally agreed, pursuant to an agreement with us and Lazard Capital Markets LLC that, if we liquidate prior to the consummation of a business combination, he will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account. We cannot assure you, however, that he would be able to satisfy those obligations in all instances. Accordingly, the actual per-share liquidation price could be less than $7.89, plus interest, due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $7.89 per share.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the expiration of our corporate existence and our liquidation or if they seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder's pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, it is our intention to make liquidating distributions, if required, to our stockholders as soon as reasonably possible after May 18, 2009 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date. Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to our distributing the funds in the trust account to our public stockholders. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we are seeking to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind whatsoever they may have in or to any monies held in the trust account. Such a waiver will apply to any kind of right, title, interest or claim that a potential contracted party may have. As a result, we believe the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, any distributions received by stockholders in our dissolution could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a "preferential transfer" or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders in our dissolution. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after May 18, 2009 if we are forced to liquidate, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. As of March 14, 2008, based upon publicly available information, approximately 72 blank check companies that have completed initial public offerings in the United States with more than approximately $13.2 billion in trust that are seeking to carry out a business plan similar to our business plan. Furthermore, as of March 14, 2008, there are approximately 83 additional blank check companies that are still in the registration process but have not completed initial public offerings, which will have approximately $14.9 billion in trust upon completion of the offerings, and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this annual report and prior to our completion of a business combination. Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, the following may not be viewed favorably by certain target businesses:

•	our obligation to seek stockholder approval of a business combination may delay or threaten the completion of a transaction;

•	the length of time that may be required to complete a business combination as a result of an extensive review process by the SEC;

•
our obligation to convert into cash shares of common stock held by our public stockholders to such holders that both vote against the business combination and exercise their conversion rights may reduce the resources available to us for a business combination; and

•	our outstanding warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We maintain our principal executive offices at 153 East 53rd Street, 58th Floor, New York, New York 10022. The cost for this space is included in the $7,500 per-month fee Renova U.S. Management LLC charges us for general and administrative services. We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by Renova U.S. Management LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We have five executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than they would prior to locating a suitable target business. Andrew Intrater, Paul Lipari, Jason Epstein, Michael Ernestus and Michael Sloan each devote at least 10 hours per week to our business and we expect them to continue to do so. We do not intend to have any full time employees prior to the consummation of a business combination.

Periodic Reporting and Financial Information

We have registered our units, common stock and warrants under the Securities and Exchange Act of 1934, and have reporting obligations thereunder, including the requirement that we file annual and quarterly reports with the SEC. In accordance with the requirements of the Securities and Exchange Act of 1934, this annual report contains financial statements audited and reported on by our independent public accounting firm.

We will not acquire a target business if audited financial statements cannot be obtained for the target business. Additionally, we will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, United States generally accepted accounting principles. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2008. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. While we do not have a website with available filings, we will provide, at no additional charge, copies of these reports, proxy and information statements upon request to our address at 153 East 53rd Street, 58th Floor, New York, NY 10022, Attention: Michael Sloan or by telephone to (212) 418-9600.

Item 1A. Risk Factors

You should consider the following factors in evaluating our business and prospects, in addition to the other information included in this annual report.

We are a newly formed, development stage company with limited operating history and no revenues from operations and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with limited operating results. Because we have a limited operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

We may not be able to consummate a business combination within the required time frame, in which case, we would be forced to liquidate.

We must complete a business combination on or before May 18, 2009 with a business or businesses whose fair market value is at least 80% of our net assets at the time of the business combination (excluding deferred underwriting discounts and commissions of approximately $3.45 million). If we fail to consummate a business combination within the required time frame, we will be forced to liquidate our assets. We may not be able to consummate a business combination for any number of reasons. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination. Furthermore, we will be unable to consummate a business combination if holders of 30% or more of the shares underlying the units sold in our initial public offering vote against the transaction and opt to convert their common shares into a pro rata share of the trust account, even if a majority of our stockholders approve the transaction. If we fail to complete a specific business combination after expending substantial management time and attention and incurring substantial costs for accountants, attorneys, and others, such costs likely would not be recoverable, which could materially adversely affect subsequent attempts to locate and combine with another target business within the required time frame.

If we are forced to liquidate before a business combination and distribute the trust account, our public stockholders will receive less than $8.00 per share and our warrants will expire worthless.

If we are unable to complete a business combination within the prescribed time frames and are forced to liquidate our assets, the per-share liquidation distribution will be less than $8.00 because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, there will be no liquidating distribution with respect to our outstanding warrants, which will expire worthless if we liquidate before the completion of a business combination.

If the net proceeds of our initial public offering available to us outside of the trust account are insufficient to allow us to operate until May 18, 2009, we may be unable to complete a business combination.

Following the consummation of our initial public offering, there were funds available to us outside of the trust account of $50,000, plus amounts that we need to pay our income or other tax obligations and up to an additional $1,750,000 that may be released to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements, which will be funded solely from interest earned on the trust balance. We believe that these funds will be sufficient to allow us to operate until May 18, 2009, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We may request the release of such funds for a number of purposes that may not ultimately lead to a business combination. For instance, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment with respect to a particular proposed business combination, or enter into a letter of intent where we pay for the right to receive exclusivity from a target business, where we may be required to forfeit funds (whether as a result of our breach or otherwise). In any of these cases, or in other situations where we expend the funds available to us outside of the trust account for purposes that do not result in a business combination, we may not have sufficient remaining funds to continue searching for, or to conduct due diligence with respect to, a target business, in which case we would be forced to obtain alternative financing or liquidate.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

As of March 14, 2008, based upon publicly available information, approximately 155 similarly structured blank check companies have completed initial public offerings in the United States since August 2003. Of these companies, only 47 companies have consummated a business combination, while 25 other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination, and while 11 companies have dissolved or announced their intention to dissolve and return proceeds to investors. Accordingly, there are approximately 72 blank check companies with more than approximately $13.2 billion in trust that are seeking to carry out a business plan similar to our business plan. Furthermore, as of March 14, 2008, there are approximately 83 additional blank check companies that are still in the registration process but have not completed initial public offerings, which will have approximately $14.9 billion in trust upon completion of the offerings, and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this annual report and prior to our completion of a business combination. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to carry out a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time period.

We will depend on interest earned on the trust account to fund our search for a target business or businesses, to pay our tax obligations and to complete our initial business combination.

We depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital we will need to identify one or more target businesses and to complete our initial business combination, as well as to pay any tax obligations that we may owe. While we are entitled to have released to us for such purposes up to $1,750,000 of interest earned on the funds in the trust account, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our management team to operate or may be forced to liquidate. However, neither our management team nor any other party is required to provide financing to us under any circumstances.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $7.89.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we are seeking to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind whatsoever in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. Furthermore, there is no guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account, or if executed, that such waivers will be enforceable or otherwise prevent potential contracted parties from making claims against the trust account. Nor is there any guarantee that a court would uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders and, as a result, the per-share liquidation price could be less than $7.89 due to claims of such third parties. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, Andrew Intrater, our Chairman of the Board and Chief Executive Officer, has agreed that he will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. Because we are seeking to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind whatsoever they may have in or to any monies held in the trust account, we believe the likelihood of Mr. Intrater having any such obligations is minimal. Notwithstanding the foregoing, we have questioned Mr. Intrater on his financial net worth and reviewed his financial information and believe that he will be able to satisfy any indemnification obligations that may arise. However, we cannot assure you that he will be able to satisfy those obligations. Therefore, if we liquidate, we cannot assure you that the per-share distribution from the trust fund will not be less than $7.89, plus interest, due to such claims.

Furthermore, creditors may seek to interfere with the distribution of the trust account pursuant to federal or state creditor and bankruptcy laws, which could delay the actual distribution of such funds or reduce the amount ultimately available for distribution to our public stockholders. If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. Any claims by creditors could cause additional delays in the distribution of trust funds to the public stockholders beyond the time periods required to comply with Delaware General Corporation Law procedures and federal securities laws and regulations. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $7.89 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until May 18, 2009. If we have not completed a business combination by such date and amended this provision in connection therewith, pursuant to the Delaware General Corporation Law, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder's pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after May 18, 2009 and, therefore, we do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders in our dissolution could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a "preferential transfer" or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders in our dissolution. Because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after May 18, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to be practically worthless

No warrant will be exercisable and we will not be obligated to issue our common shares unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current and the common stock has been registered with the SEC or qualified or deemed to be exempt under the applicable state and federal securities laws. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not exempt from registration, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless.

An investor will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue common shares underlying the warrants unless the common shares issuable upon such exercise have been registered or qualified or deemed to be exempt from registration or qualification under the securities laws of the state of residence of the holder of such warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant. At the time that the warrants become exercisable (following our completion of a business combination), we expect to either continue to be listed on a national securities exchange, which (under current laws) would provide an exemption from registration in every state, or we would register the warrants in every state (or seek another exemption from registration in such states). Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdiction in which the holders of the warrants reside.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a company that does not have a stable history of earnings and growth or an entity in a relatively early stage of its development, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. Even if we properly assess those risks, some of them may be outside of our control or ability to affect. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a target business.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 39,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 2,225,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding warrants and the unit purchase option granted to Lazard Capital Markets LLC) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitment as of the date of this annual report to issue additional shares of our common or preferred stock, we may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, including through convertible debt securities, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of our public stockholders;

•	may subordinate the rights of holders of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect the then-prevailing market price for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating cash flow after a business combination is insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due, if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	a required immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

Our long-term success will likely be dependent upon a yet to be identified management team which you will not be able to fully evaluate prior to purchasing our units.

Our ability to successfully effect a business combination is dependent upon the efforts of our management team. The future role of our management team in the target business, however, cannot presently be ascertained. Although it is possible that some members of our management team will remain associated in various capacities with the target business following a business combination, it is likely that the management team of the target business at the time of the business combination will remain in place given that it is likely that they will have greater knowledge, experience and expertise than our management team in the industry in which the target business operates as well as in managing the target business. Thus, even though our management team may continue to be associated with us in various capacities after a business combination, it is likely that we will be dependent upon a yet to be identified management team for our long-term success. As a result, you will not be able to fully evaluate the management team that we will likely be dependent upon for our long-term success prior to purchasing our units in our initial public offering. Although we intend to closely scrutinize the management team of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the management team will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company and the securities laws, which could increase the time and resources we must expend to assist them in becoming familiar with the complex disclosure and financial reporting requirements imposed on U.S. public companies. This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect our operations.

We will likely seek a business combination with one or more privately-held companies, which may present certain challenges to us, including the lack of available information about these companies.

In accordance with our acquisition strategy, we will likely seek a business combination with one or more privately-held companies. Generally, very little public information exists about these companies, and we are required to rely on the ability of our management team to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and we may lose money on our investments.

If we do not conduct an adequate due diligence investigation of a target business with which we combine, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

In order to meet our disclosure and financial reporting obligations under the federal securities laws, and in order to develop and seek to execute strategic plans for how we can increase the revenues and/or profitability of a target business, realize operating synergies or capitalize on market opportunities, we must conduct a due diligence investigation of one or more target businesses. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, or that factors outside of the target business and outside of our control will not later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

There is no limit on the total amount of out-of-pocket expenses that may be incurred by our officers and directors in connection with identifying and investigating possible target businesses and business combinations.

We will reimburse our officers and directors for any reasonable out-of-pocket expenses incurred by them in connection with identifying and investigating possible target businesses and business combinations. There is no limit on the total amount of out-of-pocket expenses reimbursable by us; provided that members of our management team will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount held outside of the trust account and interest income of up to $1,750,000 on the trust account balance that may be released to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements, unless a business combination is consummated. Additionally, there will be no review of the reasonableness of the expenses other than by our audit committee and, in some cases, by our board of directors, or if such reimbursement is challenged, by a court of competent jurisdiction. As out-of-pocket expenses incurred by our officers and directors will not be subject to any dollar limit or any review of the reasonableness of such expenses other than by our audit committee or our board of directors, the aggregate business expenses incurred by our officers and directors in connection with identifying and investigating possible target businesses may be greater than if such expenses were subject to a more extensive review, which would reduce the amount of working capital available to us for a business combination. Further, if such out-of-pocket expenses exceed the available funds held outside of the trust and the interest income of up to $1,750,000 earned on the funds held in the trust account, our members of management will not be reimbursed for such excess unless we consummate a business combination. As described in more detail below, this may create a conflict of interest for members of our management in determining whether a particular target business is appropriate for a business combination and in the public stockholders' best interest.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

All of our executive officers are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers' and directors' other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us and we may not be able to pursue a potential transaction.

Certain of our officers and directors beneficially own shares of our common stock and our warrants. These shares and warrants will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Columbus Holdings and certain of our officers and directors own shares of our common stock that were issued prior to our initial public offering. In August 2006, Columbus Holdings purchased 3,125,000 shares of our common stock. Andrew Intrater, our Chairman and Chief Executive Officer, controls Columbus Holdings in his capacity as its sole managing member. Mr. Intrater, Jason Epstein, Paul F. Lipari and Michael Sloan, each of whom is a member of our management team, as well as Jay M. Haft and Marceau Schlumberger (who are each affiliated with Columbus Nova, a private investment firm for which Mr. Intrater serves as Chief Executive Officer), are each members of Columbus Holdings. Columbus Holdings subsequently transferred 30,000 of these shares to each of Barry J. Rourke, Eric Zachs, Rolf Zimmermann and Jason Lustig, each of whom is a member of our board of directors, and 312,500 of these shares to Michael W. Ernestus, who is also a member of our board of directors and serves as our President. Messrs. Intrater, Epstein, Lipari and Sloan, through their respective ownership of the Series A membership interests in Columbus Acquisition Holdings LLC, may be deemed to beneficially own 2,692,500, 437,500, 437,500, 281,250 and 376,111 shares of our common stock, respectively. Columbus Holdings also purchased all of the insider warrants on a private placement basis simultaneously with the consummation of our initial public offering. Columbus Holdings is not able to exercise its insider warrants if investors in our initial public offering are not able to exercise their warrants. The insider warrants are identical to warrants underlying the units sold in our initial public offering, except that if we call the warrants for redemption, the insider warrants are exercisable on a cashless basis so long as they are still held by Columbus Holdings. Messrs. Intrater, Epstein, Lipari, Haft and Sloan, through their respective ownership of the Series B membership interests in Columbus Acquisition Holdings LLC, may be deemed to beneficially own 1,456,350, 653,350, 653,350, 467,200 and 419,750 insider warrants, respectively, and the same number of additional shares of our common stock underlying these insider warrants. Columbus Holdings and our officers and directors have waived their right to receive distributions with respect to their initial shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the common shares acquired prior to our initial public offering, as well as the insider warrants, and any warrants purchased by our officers or directors in the open market following our initial public offering, will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors' and officers' discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in the best interests of all of our stockholders.

Unless we complete a business combination, members of our management team will not receive reimbursement for any out-of-pocket expenses they incur if such expenses exceed the $50,000 that is not being deposited in the trust account and interest income of up to $1,750,000 on the trust account balance that may be released to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements. Therefore, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders' best interest.

Members of our management team will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the $50,000 held outside of the trust account and interest income of up to $1,750,000 on the trust account balance that may be released to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements, unless a business combination is consummated. Members of our management team may, as part of any such combination, negotiate the repayment of some or all of any such expenses. If the target business' owners do not agree to such repayment, this could cause our management team to view such potential business combination unfavorably, thereby resulting in a conflict of interest. The financial interests of members of our management team could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the best interests of all of our stockholders.

The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors' ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the American Stock Exchange, a national securities exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future prior to a business combination. Additionally, in connection with our business combination, it is likely that the American Stock Exchange will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading on its exchange, and we are unable to list our securities on another national securities exchange or Nasdaq, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	a reduced liquidity with respect to our securities;

•
a determination that our common stock is a "penny stock" which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

We may only be able to complete one business combination, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition, although this may entail the simultaneous acquisitions of several operating businesses at the same time. By consummating a business combination with only a single entity, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if our business combination entails the simultaneous acquisitions of several operating businesses at the same time from different sellers, we would face additional risks, including difficulties and expenses incurred in connection with the subsequent integration of the operations and services or products of the acquired companies into a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may effect a business combination with a financially unstable company or an entity in the early stage of development or growth, which may subject us to greater risks than if we were to effect a business combination with a more established company with a proven record of earnings and growth.

After conducting due diligence investigations to evaluate risks in potential target businesses, we may still decide to effect a business combination with a company that is financially unstable or is in the early stage of development or growth, including an entity without established records of sales or earnings. To the extent we effect a business combination with financially unstable or early stage or emerging growth companies, we may be affected by numerous risks inherent in the business and operations of such companies that we would not be subject to if we were to effect a business combination with a more established company with a proven record of earnings and growth.

The ability of our public stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of any business combination, we will offer each public stockholder (but not our initial stockholders) the right to have his, her or its common shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. The conversion rights afforded to our public stockholders may result in the conversion into cash of up to approximately 29.99% of the aggregate number of the shares sold in our initial public offering. Therefore, as much as approximately $34,014,287 (plus the converting stockholders’ share of all accrued interest after distribution of interest income on the trust account balance to us as described above) may be required to fund the exercise of conversion rights. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

We will proceed with a business combination only if public stockholders owning less than 30% of the shares sold in our initial public offering exercise their conversion rights.

We will proceed with a business combination only if public stockholders owning less than 30% of the shares sold in our initial public offering exercise their conversion rights. Accordingly, approximately 29.99% of the public stockholders may exercise their conversion rights and we could still consummate a proposed business combination. We have established the conversion percentage at 30%, rather than the 20% threshold that is customary and standard for companies similar to ours, in order to reduce the likelihood that a small group of investors holding a large block of our stock will be able to stop us from completing a business combination that is otherwise approved by a large majority of our public stockholders.

Our business combination may require us to use substantially all of our cash to pay the purchase price. In such a case, because we will not know how many stockholders may exercise such conversion rights, we may need to arrange third party financing to help fund our business combination in case a large percentage of stockholders exercise their conversion rights. Additionally, even if our business combination does not require us to use substantially all of our cash to pay the purchase price, we will have less cash available to use in furthering our business plans following a business combination to the extent that our stockholders exercise their conversion rights, and may need to arrange third party financing. We have not taken any steps to secure third party financing for either situation. We cannot assure you that we will be able to obtain such third party financing on terms favorable to us or at all.

Because of our limited resources and structure, we may not be able to consummate an attractive business combination.

We encounter intense competition from many sources, including other blank check companies having a business objective similar to ours, venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds that we received from our initial public offering, and that we offer other competitive advantages, our ability to compete in acquiring certain sizable target businesses will be limited by the availability of sufficient financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. The fact that only 47 of the blank check companies that have gone public in the United States since August 2003 have consummated a business combination and only 25 companies have announced they have entered into a definitive agreement for a business combination may be an indication that there are fewer attractive target businesses available to such entities like our company or that many privately held target businesses are not inclined to enter into these types of transactions with publicly held blank check companies like ours. If we are unable to consummate a business combination with a target business within the prescribed time periods, we will be forced to liquidate.

We may be unable to obtain any additional financing necessary to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

We believe that the net proceeds from our initial public offering that are held in trust will be sufficient to allow us to consummate a business combination. However, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If our available cash resources prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds expended in search of a target business or the obligation to convert into cash a significant number of common shares from dissenting stockholders, we will be required to seek additional financing. As of the date of this annual report and for the many months preceding the date of this annual report, the financial markets generally, and the credit markets in particular, are and have been experiencing substantial turbulence and turmoil, and extreme volatility, both in the United States and in other markets worldwide. The current situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans, and decreased availability of equity capital. We cannot predict whether the current situation in the credit and equity markets will improve or whether it will deteriorate further. If we require or are relying upon additional financing to complete a business combination, we cannot assure you that such financing will be available upon commercially acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek to effect a business combination with an alternative target business. If we fail to complete a specific business combination after expending substantial management time and attention and incurring substantial costs for accountants, attorneys, and others, such costs likely would not be recoverable, which could materially adversely affect subsequent attempts to locate and combine with another target business within the required time frame. In addition, even if we do not need additional financing to consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure such financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with, or following, a business combination.

Our initial stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our initial stockholders (including all of our officers and directors) collectively own 17.9% of our issued and outstanding shares of common stock.  Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. Although we expect that we will have an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, if we do not do so all of the current directors will continue in office at least until the consummation of a business combination. Further, as a consequence of our staggered board of directors, if there is an annual meeting, only a minority of our board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome of matters submitted for stockholder approval. Accordingly, our initial stockholders will continue to exert a substantial degree of control at least until the consummation of a business combination. In addition, our initial stockholders and their affiliates are not prohibited from purchasing our common stock in the aftermarket. If they do so, our initial stockholders will have a greater influence on the vote taken in connection with a business combination.

Our stockholders are not able to take any action by written, which may have the effect of discouraging, delaying or preventing takeover attempts or other changes in the control of our company, our board or management, that are not supported by our board of directors, despite possible benefits to our stockholders.

Our amended and restated certificate of incorporation provides that our stockholders are not able to take any action by written consent, but will only be able to take action at duly called annual or special meetings of stockholders. Our bylaws further provide that special meetings of our stockholders may only be called by our board of directors with a majority vote of our board of directors, by our Chairman of the Board or Chief Executive Officer. These provisions, by making it difficult for our stockholders to take action, may have the effect of discouraging, delaying or preventing non-negotiated takeover attempts not approved by our board of directors that our stockholders may consider favorable, including transactions that might result in payment of a premium over the market price for the shares of common stock held by our stockholders. Moreover, these provisions may prevent or frustrate attempts by our stockholders to replace or remove members of our board of directors.

Our outstanding warrants and option may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

We issued warrants to purchase 12,500,000 shares of common stock as part of the units offered in our initial public offering, plus an additional 1,875,000 warrants relating to the exercise in full of the underwriters’ over-allotment option, and also issued the insider warrants to purchase 3,650,000 shares of common stock. In addition, we granted an option to purchase 625,000 units to the representative of the underwriters which, if exercised, will result in the issuance of an additional 625,000 warrants. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants and this option could make us a less attractive acquisition vehicle in the eyes of a target business. This is because such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and option may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and option could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants and option are exercised, you may experience dilution to your holdings.

If our initial stockholders or holders of the insider warrants exercise their registration rights with respect to their initial shares or insider warrants (or underlying securities), it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders as well as the holders of the insider warrants (and underlying common shares), are entitled to registration rights with respect to their initial shares and insider warrants (and underlying common shares). The holders of the majority of these securities are entitled to make up to two demands that we register such securities under the Securities Act of 1933. As the initial shares will be released from escrow one year after the consummation of a business combination, our initial stockholders can make a demand for registration of the resale of their initial shares at any time commencing nine months after the consummation of a business combination. The holders of a majority of the insider warrants (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain ‘‘piggy-back’’ registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements. If our initial stockholders or the holders of the insider warrants (or underlying securities) exercise their registration rights with respect to all of their initial shares or the insider warrants (or underlying securities), as the case may be, then there will be an additional 6,775,000 shares of common stock eligible for trading in the public market. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our common stock.

If we are deemed to be an investment company, we may be required to satisfy burdensome compliance requirements and our activities may be restricted, which may make it more difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we invest the proceeds held in the trust fund, it is possible that we will be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust will be invested by the trustee only in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome compliance requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

If we acquire a target business with operations outside of the United States, economic, political, social and other factors of the country where the target business operates may adversely affect our ability to achieve our business objective.

If we acquire a target business that operates in a foreign country, our ability to achieve our business objective may be adversely affected by economic, political, social and religious factors of the country where the target business operates. The economy of such country may differ favorably or unfavorably from the U.S. economy in such respects as the level of economic development, the amount of governmental involvement, the growth rate of its gross domestic product, the allocation of resources, the control of foreign exchange, the rate of inflation, capital reinvestment, resource self-sufficiency and balance of payments position. These differences may adversely affect our ability to acquire one or more businesses with operations outside the United States. Additionally, changes in the country's laws or regulations or political conditions may also impact our ability to acquire a foreign target business.

One or more countries where the target business operates may have corporate disclosure, governance and regulatory requirements that are different from those in the United States, which may make it more difficult or complex to consummate a business combination.

Companies in other countries are subject to accounting, auditing, regulatory and financial standards and requirements that differ, in some cases significantly, from those applicable to public companies in the United States, which may make it more difficult or complex to consummate a business combination. In particular, the assets and profits appearing on the financial statements of a company located outside the United States may not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with U.S. generally accepted accounting principles. There may be substantially less publicly available information about companies located outside the United States than there is about United States companies. Moreover, companies in other countries may not be subject to the same degree of regulation as are United States companies with respect to such matters as insider trading rules, tender offer regulation, stockholder proxy requirements and the timely disclosure of information.

Legal principles relating to corporate affairs and the validity of corporate procedures, directors’ fiduciary duties and liabilities and stockholders’ rights for companies located outside the United States may differ from those that may apply in the United States, which may make the consummation of a business combination with such companies located outside of the United States more difficult. We therefore may have more difficulty in achieving our business objective.

Foreign currency fluctuations could adversely affect our business and financial results.

If we acquire a target business which does business and generates sales in one or more countries outside the United States, foreign currency fluctuations may affect the costs that we incur in such international operations. It is also possible that some or all of our operating expenses may be incurred in non-U.S. dollar currencies. The appreciation of non-U.S. dollar currencies in those countries where we have operations against the U.S. dollar would increase our costs and could harm our results of operations and financial condition.

Exchange controls that exist in certain countries may limit our ability to utilize our cash flow effectively following a business combination.

If we effect a business combination with a target business that operates in one or more countries outside of the United States, we may become subject to rules and regulations on currency conversion that are in effect in certain countries. Such rules and regulations impose restrictions on conversion of local currency into foreign currencies with respect to entities with foreign equity holdings in excess of a certain level. Such restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our stockholders or to fund operations we may have outside of the country where the target business is located.

Because any target business with which we attempt to complete a business combination may be required to provide our stockholders with financial statements prepared in accordance with, or which can be reconciled to, United States generally accepted accounting principles, prospective target businesses may be limited.

In accordance with requirements of United States Federal Securities Laws, in order to seek stockholder approval of a business combination, a proposed target business may be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with U.S. generally accepted auditing standards. To the extent that a proposed target business does not have financial statements which have been prepared in accordance with, or which can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with U.S. generally accepted auditing standards, we may not be able to complete a business combination with that proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may complete a business combination.

Returns on investment in companies with operations outside the United States may be decreased by withholding and other taxes.

If we effect a business combination with a target business that operates in one or more countries outside of the United States, our investments in certain countries may incur tax risk, and income that might otherwise not be subject to withholding of local income tax under normal international conventions may be subject to withholding in such countries. Any withholding taxes paid by us on income from our investments in other countries may or may not be creditable on our income tax returns. We intend to avail ourselves of income tax treaties that are in place to seek to minimize any withholding tax or local tax otherwise imposed in other countries. However, there is no assurance that the local tax authorities will recognize application of such treaties to achieve a minimization of local tax. We may also elect to create foreign subsidiaries to effect the business combinations to attempt to limit the potential tax consequences of a business combination.

Certain sectors of the economy in one or more countries where a target business operates may be subject to government regulations that limit foreign ownership, which may adversely affect our ability to achieve our business objective.

Some countries have in place government regulations that aim to limit foreign ownership in certain sectors of their economy. As we intend to avoid sectors in which foreign investment is disallowed, the possible number of acquisitions outside of the United States that are available for investment may be limited. Our management team will evaluate the risk associated with investments in sectors in which foreign investment is restricted. However, there can be no guarantee that our management team will be correct in its assessment of political and policy risk associated with investments in general and in particular in sectors that are regulated by the applicable government. Any changes in policy could have an adverse impact on our ability to achieve our business objective.

If any relevant government authorities find us or the target business with which we ultimately complete a business combination to be in violation of any existing or future laws or regulations in place, they would have broad discretion in dealing with such a violation, including, without limitation:

•	Levying fines;

•	Revoking our business and other licenses; and

•	Requiring that we restructure our ownership or operations.

If we effect a business combination with a target business located outside of the United States, the target business's operations may become less attractive if political and diplomatic relations between the United States and the country where the target business is located deteriorate.

The relationship between the United States and the country where a target business is located may weaken over time. Changes in the state of the relations between such country and the United States are difficult to predict and could adversely affect our future operations or cause potential target businesses to become less attractive. This could lead to a decline in our profitability. Any meaningful deterioration of the political and diplomatic relations between the United States and the relevant country could have a material adverse effect on our operations after a successful completion of a business combination.

If we effect a business combination with a target business located outside of the United States, we may be unable to enforce our rights because the local judiciary, which may be relatively inexperienced in enforcing corporate and commercial law, will determine the scope and enforcement of almost all of our target business's material agreements under local law.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The local judiciary may be relatively inexperienced in enforcing corporate and commercial law, and the system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Because certain of our directors and officers reside outside of the United States, it may be difficult for you to enforce your rights against them or enforce U.S. court judgments against them.

Two of our directors, one of whom also serves as an officer, reside outside of the United States. Additionally, if we effect a business combination with a company located overseas, substantially all of our assets will be located outside of the United States after the consummation of the business combination. It may therefore be difficult for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of U.S. courts predicated upon civil liabilities and criminal penalties of our directors and officers under United States Federal securities laws. Further, it is unclear whether extradition treaties that may be in effect would permit effective enforcement of criminal penalties of the United States Federal securities laws.

If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect a business combination with a company located outside of the United States, we would be subject to risks associated with companies operating in the target business’s home jurisdiction. The additional risks we may be exposed to include but are not limited to the following:

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations; and

•	crimes, strikes, riots, civil disturbances, terrorist attacks and wars.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We do not own any real estate or other physical properties materially important to our operation. We maintain our principal executive offices at 153 East 53rd Street, 58th Floor, New York, New York 10022. We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by Renova U.S. Management LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space available to our executive officers, adequate for our current operations.

Item 3.  Legal Proceedings

We are currently not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operation.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2007.

PART II

Item5.	Market for Registrant's Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our units, which consist of one share of our common stock, par value $.0001 per share, and one warrant, each to purchase an additional share of our common stock, trade on the American Stock Exchange under the symbol “BUS.U.” Our common stock and warrants have traded separately on the American Stock Exchange under the symbol “BUS” and “BUS.W”, respectively, since May 30, 2007. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00 commencing the later of the completion of a business combination or May 18, 2008. Our warrants will expire at 5:00 p.m., New York City time, on May 18, 2011, or earlier upon redemption.

The following tables set forth, for the calendar quarter indicated, the quarterly high and low sale prices for the Company's units, common stock and warrants respectively, as reported on the American Stock Exchange.

Quarter Ended	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
December 31, 2007	$8.20	$7.93	$7.45	$7.41	$0.82	$0.58
September 30, 2007	$8.32	$8.00	$7.30	$7.30	$0.85	$0.64
June 30, 2007 [1], [2]	$8.30	$8.10	$7.40	$7.40	$0.90	$0.83

1 Represents the high and low sale prices for our units from May 23, 2007, the date of our initial public offering.
2 Represents the high and low sale prices for our shares of common stock and warrants from May 30, 2007, the date our common shares and warrants started trading separately on the American Stock Exchange.

Holders of Common Equity

As of March 19, 2008, we had approximately 7 stockholders of record of our outstanding common stock, approximately 1 holders of record of our outstanding units, and approximately 2 holders of record of our outstanding warrants. All of our units, common stock and warrants held by brokerage firms, banks and other financial institutions in the U.S. as nominees for beneficial owners are considered to be held of record by Cede & Co., a nominee for Depository Trust Company, or DTC, in respect of brokerage firms, banks and other financial institutions located in the U.S. Cede & Co. is considered to be the holder of record of one unit, one common stock, and one warrant.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements general financial condition subsequent to completion of a business combination and the nature of the business with which we effect a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. Subject to the foregoing, it is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Performance Graph

The following graph compares the cumulative total return for our common stock from May 30, 2007, the date our common stock started trading separately, through December 31, 2007 with the comparable cumulative return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graph assumes $100 invested on May 30, 2007 in our common stock and $100 invested at that same time in each of the two listed indices.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended December 31, 2007.

Recent Sales of Unregistered Securities

We did not engage in any unregistered sales of equity securities during the three months ended December 31, 2007.

Use of Proceeds from Registered Offering

In August 2006, in connection with our formation and initial capitalization, we issued 3,125,000 shares of our common stock to Columbus Holdings, at a purchase price of approximately $0.008 per share, or an aggregate of $25,000. Such shares, which we refer to as the “initial shares,” were issued in a private placement pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933. Andrew Intrater, our Chairman and Chief Executive Officer, controls Columbus Holdings in his capacity as its sole managing member. Mr. Intrater, together with certain members of our management team, are members of Columbus Holdings, and own in the aggregate approximately 79% of the Series A membership interests of Columbus Holdings, which series represent rights in and to the initial shares (but not the insider warrants described below) owned of record by Columbus Holdings. Columbus Holdings subsequently transferred 312,500 of these shares to Michael W. Ernestus, our Executive Director and President, and 30,000 of these shares to each of our four independent members of our board of directors, for the same price that Columbus Holdings paid for these shares. No underwriting discounts or commissions were paid with respect to such sales. Columbus Holdings made such transfers in reliance upon exemptions from registration pursuant to Section 4(1) under the Securities Act of 1933.

On May 23, 2007, we completed our initial public offering of 12,500,000 units, and an additional 1,875,000 units relating to the exercise in full of the underwriters' over-allotment option. Each unit consists of one share of our common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at a price of $6.00 commencing on the later of the completion of a business combination with an operating company and May 18, 2008. Our common shares and warrants started trading separately on the American Stock Exchange on May 30, 2007. The securities that we sold in our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 that we filed with the Securities and Exchange Commission (File No. 333-138890). We paid $4,600,000 in underwriting discounts and commissions and approximately $600,000 for costs and expenses related to our initial public offering, and $3,450,000 of underwriting discounts and commissions have been deferred and are held in the trust account.

On May 23, 2007, we completed a private placement of 3,650,000 warrants (which we refer to as the “insider warrants”) to Columbus Holdings, the same entity that purchased 3,125,000 of our common shares described above, for a purchase price of $1.00 per warrant, or an aggregate of $3,650,000. These insider warrants are identical to the warrants underlying the Units that we issued in our initial public offering (which we refer to as “public warrants”), except that if we call the public warrants for redemption, the insider warrants may be exercisable on a “cashless” basis so long as such insider warrants are held by Columbus Holdings or its permitted transferees. Additionally, Columbus Holdings has agreed that the insider warrants will not be sold or transferred by it until after we have completed a business combination. No underwriting discounts or commissions were paid with respect to the sale of our insider warrants. The insider warrants were issued in a private placement pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933. Andrew Intrater, our Chairman and Chief Executive Officer, controls Columbus Holdings in his capacity as its sole managing member. Mr. Intrater, together with certain members of our management team, are members of Columbus Holdings, and own in the aggregate approximately 87% of the Series B membership interests of Columbus Holdings, which series represent rights in and to the insider warrants (but not the initial shares described above) owned of record by Columbus Holdings.

Approximately $109,750,000 of net proceeds from our initial public offering, plus the $3,650,000 we received from the sale of the insider warrants (described below), has been placed in a trust account at Morgan Stanley, maintained by Continental Stock Transfer & Trust Company, acting as trustee. This amount includes $3,450,000 (of the total of $8,050,000) of underwriting discounts and commissions payable to the underwriters in our initial public offering. The underwriters have agreed that such amount will not be paid to them unless and until we complete a business combination with one or more operating businesses, and they have waived their right to receive such payment upon our liquidation if we are unable to complete a business combination before May 18, 2009. The funds held in trust may be invested only in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, so that we are not deemed to be an investment company under the Investment Company Act of 1940. Except with respect to interest income that may be released to us from time to time upon our request of (i) up to $1,750,000 to fund our expenses related to investigating and selecting a target business and our other working capital requirements and (ii) any additional amounts we may need to pay our income or other tax obligations, the proceeds from our initial public offering that are held in trust will not be released from the trust account until the earlier of (i) the time that we complete a business combination and (ii) our liquidation, if we do not complete a business combination on or prior to May 18, 2009. The proceeds held in the trust account may be used as consideration to pay the sellers of a target business with which we complete a business combination. Any amounts not paid as consideration to the sellers of such target business may be used to finance operations of the target business.

On May 23, 2007, Lazard Capital Markets LLC, the representative of the underwriters for our initial public offering, exercised its over-allotment option and purchased 1,875,000 additional units from us, which units are identical to the units we issued and sold in our initial public offering. The net proceeds from the exercise of the over-allotment option were approximately $13,950,000, after deducting underwriting discounts and commissions of $1,050,000. All the net proceeds from the exercise of the over-allotment option and $450,000 of deferred underwriting discounts and commissions relating to the exercise of the over-allotment option, or a total of $14,400,000, have been placed in trust.

On May 23, 2007, we granted to the underwriters in our initial public offering, for $100, an option to purchase up to a total of 625,000 units at a price of $10.00 per unit. The units issuable upon exercise of these options are identical to the units that we issued in our initial public offering. This option is exercisable at $10.00 per unit commencing on the later of our consummation of a business combination and May 18, 2008, and expires on May 18, 2012. The purchase option is exercisable on a cashless basis. This option, as well as the units issuable upon exercise of this option, the common shares and warrants underlying the units subject to this option, and the common shares issuable upon exercise of the warrants included in such units, were registered under the Securities Act of 1933 on the same registration statement on Form S-1 that we filed with the Securities and Exchange Commission in connection with out initial public offering.

Approximately $155,000 of the expenses relating to our initial public offering, including the SEC registration fee, the NASD filing fee, the non-refundable portion of the American Stock Exchange listing fee and a portion of the legal and audit fees, were paid from a loan made by Columbus Holdings totaling $150,000 and from the proceeds from the sale of 3,125,000 of our common shares to our initial stockholders. We repaid the loan in full on May 23, 2007.

Item 6.  Selected Financial Data

The following table sets forth selected historical financial information derived from our audited consolidated financial statements included elsewhere in this Report. The following data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements including the notes thereto, included elsewhere in this annual report.

Statement of Operations Information:	For the year December 31, 2007	August 1, 2006 (inception) through December 31, 2006	August 1, 2006 (inception) through December 31, 2007
Interest Income	$3,434,578	$-	$3,434,578
Expenses	(432,000)	(1,453)	(433,453)
Net income before income taxes	3,002,578	(1,453)	3,001,125
Provision for income taxes	(1,438,000)	-	(1,438,000)
Net income	$1,564,578	$(1,453)	$1,563,125
Net income per share basic and diluted	$0.13	$-	$0.17
Weighted average shares outstanding	12,065,068	3,125,000	9,424,469

Balance Sheet Information:	As of December 31, 2007	As of December 31, 2006
Working Capital	$111,428,368	$(318,480)
Total Assets	116,713,426	385,047
Total liabilities	5,141,058	361,500
Common stock, subject to possible conversion	32,979,628	-
Stockholders’ equity	$78,592,740	$23,547

The total assets amount includes the $116,465,340 being held in the trust account, which will be available to use only upon the consummation of a business combination within the time period described in this annual report. If a business combination is not so consummated, we will be dissolved and the proceeds held in the trust account will be distributed solely to our public stockholders.

We will not proceed with a business combination if public stockholders owning 30% or more of the common shares included in the units sold in our initial public offering exercise their conversion rights and vote against the business combination. Accordingly, we may effect a business combination if public stockholders owning less than 30% of the common shares included in the units sold in our initial public offering exercise their conversion rights. If this occurred, we would be required to convert to cash up to approximately 29.99% of the 14,375,000 common shares included in the units sold in our initial public offering (which includes 1,875,000 units relating to the exercise in full of the underwriter’s over-allotment option), or 4,311,063 common shares, at an initial per share conversion price of approximately $7.89 (for a total of approximately $34,014,287 including $1,034,655, or $0.24 per share, payable from the deferred underwriting discounts and commissions), without taking into account interest earned on the trust account. The actual per share conversion price will be equal to the amount in the trust account, before payment of deferred underwriting discounts and commissions and including all accrued interest after distribution of interest income on the trust account balance to us, as of two business days prior to the proposed consummation of the business combination, divided by the number of shares of common stock sold in the initial public offering.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with "Selected Financial Data" and our financial statements and notes thereto that appear elsewhere in this annual report. This discussion and analysis contains forward-looking statements that involve assumptions and describe our future plans, strategies and expectations, and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “plans,” “intend,” “project,” and “continue” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors including, but not limited to, those presented under “Risk Factors” included in Item 1A and elsewhere in this annual report.

We have based the forward-looking statements included in this annual report on information available to us on the date of this annual report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

We are a blank check company incorporated in Delaware on August 1, 2006 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or similar business combination with one or more operating businesses, which we refer to as a “business combination,” that we believe has significant growth potential. We intend to use the cash derived from the net proceeds of the private placement of our insider warrants, our initial public offering and the exercise by the underwriters of their over-allotment option, together with any additional financing arrangements that we undertake, to effect a business combination. While we are actively seeking to identify a target business, we have not limited ourselves to particular industries and/or types of businesses that may provide such opportunities.

In August 2006, in connection with our formation and initial capitalization, we issued 3,125,000 shares of our common stock to Columbus Acquisition Holdings LLC, at a purchase price of approximately $0.008 per share, or an aggregate of $25,000. Columbus Acquisition Holdings LLC is a limited liability company formed under the laws of Delaware that is controlled by Andrew Intrater, our Chairman and Chief Executive Officer, and principally owned by Mr. Intrater and certain other members of our management team. We refer to Columbus Acquisition Holdings LLC as “Columbus Holdings” in this annual report.

On May 23, 2007, we completed our initial public offering of 12,500,000 units, plus the 1,875,000 units that were attributable to the full exercise of the underwriters' over-allotment option. Each unit consists of one share of our common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at a price of $6.00 commencing on the later of the date that we complete a business combination with an operating company and May 18, 2008. We paid $4,600,000 in underwriting discounts and approximately $600,000 for costs and expenses related to our initial public offering at the closing of the offering, and the balance of $3,450,000 of underwriting discounts and commissions has been deferred and placed in the trust account as described below.

On May 23, 2007, we also completed a private placement of 3,650,000 warrants to Columbus Holdings for a purchase price of $1.00 per warrant, or an aggregate of $3,650,000. These insider warrants are identical to the warrants underlying the units that we issued in our initial public offering (which we refer to as “public warrants”), except that if we call the public warrants for redemption, the insider warrants may be exercisable on a “cashless” basis so long as such insider warrants are held by Columbus Holdings or its permitted transferees. Additionally, Columbus Holdings has agreed that it will not sell or otherwise transfer these insider warrants until such time, if any, as we shall have completed a business combination with an operating business. No underwriting discounts or commissions were paid with respect to the sale of our insider warrants.

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

Through December 31, 2007, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the period ended December 31, 2007, we earned approximately $3,460,340 million in interest income, all of which was received as of December 31, 2007.

For the period from August 1, 2006 (inception) through December 31, 2006, we paid $1,453 in expenses. For the period from August 1, 2006 (inception) through December 31, 2007, we paid or incurred $433,453 in expenses. For the year ended December 31, 2007, we paid or incurred an aggregate of approximately $432,000 in expenses for the following purposes:

•	premiums associated with our directors and officers liability insurance;
•	franchise tax incurred in the State of Delaware;
•	monthly fee paid to Renova U.S. Management, LLC for office and administrative services;
•	expenses for due diligence and investigation of prospective target businesses;
•	legal and accounting fees relating to our SEC reporting obligations, general corporate matters and investigating target businesses; and
•	miscellaneous expenses.

We will continue to earn interest on the trust account to finance our operations prior to consummating a business combination. We currently believe that we have sufficient available funds to complete our efforts to effect a business combination with an operating business on or prior to May 18, 2009, assuming that a business combination is not consummated during that time. However, we cannot assure you that this will be the case. Please refer to Item 1A of Part I of this annual report under the heading “Risk Factors” for a detailed discussion of the many risks to which we are subject, a number of which (if they were to materialize) could adversely impact our ability to effect a business combination. Approximately $1,750,000 of working capital over this time period has been or will be funded from the interest earned from the funds held in the trust account. Over this time period, we anticipate incurring expenses for the following purposes:

•	payment of premiums associated with our director's and officer's insurance;
•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;
•	franchise tax incurred in the State of Delaware;
•	monthly fee paid to Renova U.S. Management, LLC for office and administrative services;
•	due diligence and investigation of prospective target businesses;
•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;
•	structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and
•	other miscellaneous expenses.

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

We have reviewed, and continue to review, a number of opportunities to enter into a business combination with an operating business; however, all of our discussions to date with target companies have been preliminary in nature. Accordingly, we are not able to determine at this time whether we will complete a business combination with any of the target companies that we have reviewed or with whose management we have had discussions, or the likelihood thereof.

There is no assurance that our plans to consummate a business combination will be successful or successful within the target business acquisition period, which ends on May 18, 2009. These factors, among others, raise substantial doubt about our ability to continue operations as a going concern. Our financial statements, which accompany this annual report, do not include any adjustments that may result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of December 31, 2007, after giving effect to the sale of units upon the exercise of the underwriters’ over-allotment option and our operations after we completed our initial public offering, including our withdrawal of approximately $395,000 in the aggregate of the interest earned on the funds held in the trust account through such date, $116,465,340 was held in trust and we had working capital of approximately $1,355,000 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination and for general corporate purposes. The following table shows the total funds held in the trust account through December 31, 2007:

Net proceeds from our initial public offering and private placement of warrants to Columbus Holdings placed in trust	$109,950,000
Deferred underwriters’ discounts and commissions	$3,450,000
Total interest received to date	$3,460,340
Less total interest disbursed to us for working capital through December 31, 2007	$(395,000)
Total funds held in trust account through December 31, 2007	$116,465,340

We believe that the net proceeds that are held in trust will be sufficient to allow us to consummate a business combination. However, because we have not yet identified with any degree of certainty any particular target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds held in trust prove to be insufficient, either because of the size of the target business, the depletion of the available net proceeds expended in search of a target business, or our obligation to convert into cash up to 29.99% of the shares held by the public stockholders as described in Note 1 of our financial statements, we may be required to seek additional financing through the issuance of additional shares of our common or preferred stock, or obtain acquisition financing from a commercial or other lender, to complete a business combination. As of the date of this annual report and for the many months preceding the date of this annual report, the financial markets generally, and the credit markets in particular, are and have been experiencing substantial turbulence and turmoil, and extreme volatility, both in the United States and in other markets worldwide. The current situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans, and decreased availability of equity capital. We cannot predict whether the current situation in the credit and equity markets will improve or whether it will deteriorate further. If we require or are relying upon additional financing to complete a business combination, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek to effect a business combination with an alternative target business. If we fail to complete a specific business combination after expending substantial management time and attention and incurring substantial costs for accountants, attorneys, and others, such costs likely would not be recoverable, which could materially adversely affect subsequent attempts to locate and combine with another target business within the required time frame. In addition, even if we do not need additional financing to consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure such financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with, or following, a business combination.

The initial target business or businesses with which we combine must have a collective fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriters' discounts and commissions of $3,450,000). However, we may not use all of the proceeds held in the trust account in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses.

We may issue additional capital stock or debt securities to finance a business combination. The issuance of additional capital stock (currently 2,225,000 authorized but unissued shares of our common stock available for issuance), including upon conversion of any convertible debt securities we may issue, or the incurrence of debt, could have material consequences on our business and financial condition. The issuance of additional shares of our capital stock (including upon conversion of convertible debt securities):

•	may significantly reduce the equity interest of our stockholders;

•
will likely cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of one or more of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach the covenants contained in any debt securities, such as covenants that require the satisfaction or maintenance of certain financial ratios or reserves, without a waiver or renegotiation of such covenants;

•	an obligation to immediately repay all principal and accrued interest, if any, upon demand to the extent any debt securities are payable on demand; and
•
our inability to obtain additional financing, if necessary, to the extent any debt securities contain covenants restricting our ability to obtain additional financing while such security is outstanding, or to the extent our existing leverage discourages other potential investors.

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

Impact of Recent Accounting Pronouncements

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Our actual results could materially differ from those estimates. We refer you to Note 2 of our financial statements included in Item 8 of Part II of this annual report for a summary of our significant accounting policies.

Reference is made to Note 2 of our Financial Statements for a discussion of recently issued accounting pronouncements that could potentially impact us.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement may have on the Company's consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective for the first quarter of 2008. The Company is currently evaluating the impact of SFAS 159.

In December, 2007, the FASB issued SFAS No. 141R, Business Combinations, which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair market values as of that date. Adoption of SFAS 141(R) is required for combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The Company is currently evaluating the impact of SFAS 141(R) on the financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51, which amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. The Company is currently evaluating the impact of SFAS 160 on the financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

The proceeds of $113,400,000 from our initial public offering, including $3,650,000 of proceeds from the private placement sale of 3,650,000 insider warrants to certain of our officers, directors and initial stockholders, that are held in trust (including approximately $3,450,000 of deferred underwriting discounts and commissions) have been invested in a money market fund that invests principally in short-term securities issued or guaranteed by the United States. As of March 21, 2008, the effective annualized interest rate payable on our investment was approximately 2.91%. Assuming no other changes to our holdings as of March 21, 2008, a 1% decrease in the underlying interest rate payable on our investment as of March 21, 2008 would result in a decrease of approximately $284,600 in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders' equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on August 1, 2006. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

Document	Page
Reports of Independent Registered Public Accounting Firms	F-1
Balance Sheets at December 31, 2007 and December 31, 2006	F-3
Statements of Operations for the year ended December 31, 2007, the period from August 1, 2006 (inception) through December 31, 2006 and the period from August 1, 2006 (inception) through December 31, 2007
F-4
Statements of Stockholders’ Equity for the period from August 1, 2006 (inception) though December 31, 2007	F-5
Statements of Cash Flows for the year ended December 31, 2007, the period from August 1, 2006 (inception) through December 31, 2006 and the period August 1, 2006 (inception) through December 31, 2007	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Columbus Acquisition Corp.

We have audited the accompanying balance sheet of Columbus Acquisition Corp. (a development stage corporation) as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the period from August 1, 2006 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbus Acquisition Corp. as of December 31, 2006, and the results of its operations and its cash flows for the period from August 1, 2006 (inception) to December 31, 2006 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming Columbus Acquisition Corp. will continue as a going concern. Columbus Acquisition Corp. has a net loss, working capital deficiency and has no operations. This raises substantial doubt about Columbus Acquisition Corp.’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ GOLDSTEIN GOLUB KESSLER LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

January 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Columbus Acquisition Corp.

We have audited the accompanying balance sheet of Columbus Acquisition Corp. (a development stage company) (the “Company”) as of December 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007 and the amounts included in the cumulative columns in the statements of operations and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbus Acquisition Corp. as of December 31, 2007, and the results of its operations and their cash flows for the year ended December 31, 2007 and for the amounts included in the cumulative columns in the statements of operations and cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/S/ McGLADREY & PULLEN, LLP
McGLADREY & PULLEN, LLP
New York, New York

March 26, 2008

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2007	December 31, 2006

ASSETS
Current assets:
Cash	$84,716	$43,020
Investments held in trust	113,015,340	-
Deferred underwriter commissions held in trust	3,450,000	-
Prepaid expenses	19,370	-

Total current assets	116,569,426	43,020

Deferred tax asset	144,000	-
Deferred offering costs associated with public offering	-	342,027

Total assets	$116,713,426	$385,047

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accrued expenses	$83,296	$211,500
Note payable to stockholder	-	150,000
Current income tax liabilities	1,582,000	-
Deferred interest	25,762	-
Due to underwriter	3,450,000	-

Total liabilities	5,141,058	361,500

Common stock subject to possible conversion - 4,311,063 shares	32,979,628	-

Commitments
Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued or outstanding
Common stock, $0.0001 par value, 39,000,000 shares authorized; 17,500,000 shares (which includes 4,311,063 subject to possible conversion) and 3,125,000 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	1,750	313
Additional paid-in capital	77,027,865	24,687
Retained earnings (deficit) accumulated during the development stage	1,563,125	(1,453)
Total stockholders' equity	78,592,740	23,547

Total liabilities and stockholders' equity	$116,713,426	$385,047

See Notes to Financial Statements

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2007	Period from August 1, 2006 (Inception) to December 31, 2006	Period from August 1, 2006 (Inception) to December 31, 2007

Interest income	$3,434,578	$-	$3,434,578

Formation and operating costs	(432,000)	(1,453)	(433,453)

Income before provision for income taxes	3,002,578	(1,453)	3,001,125

Provision for income taxes	(1,438,000)	-	(1,438,000)

Net income (loss)	$1,564,578	$(1,453)	$1,563,125

Net income per common share - basic and diluted	$.13	$-	$.17

Weighted average number of common shares outstanding - basic and diluted	12,065,068	3,125,000	9,424,469

See Notes to Financial Statements

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

				Retained
				Earnings
				(Deficit)
				Accumulated
			Additional	During the	Stock-
	Common Stock		Paid-in	Development	holders
	Shares	Amount	Capital	Stage	Equity

Issuance of common stock on August 10, 2006 at $0.008 per share to initial stockholders	3,125,000	$313	$24,687	-	$25,000

Net loss for the period from August 1, 2006 (inception) to December 31, 2006	-	-	-	(1,453)	(1,453)

Balance at December 31, 2006	3,125,000	313	24,687	(1,453)	23,547

Sale of private placement warrants at $1.00 per warrant	-	-	3,650,000	-	3,650,000

Sale of 14,375,000 units net of underwriter discount and offering expenses(including 4,311,063 shares subject to possible conversion) at $8.00 per unit	14,375,000	1,437	106,332,706	-	106,334,143

Reclassification from stockholders’ equity of proceeds from sale of 4,311,063 shares subject to possible conversion	-	-	(32,979,628)	-	(32,979,628)

Sale of underwriters' purchase option	-	-	100	-	100

Net income for the year ended December 31, 2007	-	-	-	1,564,578	1,564,578

Balance, December 31, 2007	17,500,000	$1,750	$77,027,865	$1,563,125	$78,592,740

See Notes to Financial Statements

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year Ended, December 31, 2007	Period from August 1, 2006 (Inception) to December 31, 2006	Period from August 1, 2006 (Inception) to December 31, 2007
Cash flows from operating activities:
Net income	$1,564,578	$(1,453)	$1,563,125
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Interest on investment held in trust	(3,460,340)	-	(3,460,340)
Deferred tax asset	(144,000)	-	(144,000)
Prepaid expenses	(19,370)	-	(19,370)
Accrued expenses	83,296	-	83,296
Current tax liabilities	1,582,000	-	1,182,000
Deferred interest	25,762	-	25,762
Net cash used in operating activities	(368,074)	(1,453)	(369,527)
Cash flows from investing activities:
Cash deposit in trust accounts	(113,400,000)	-	(113,400,000)
Disbursement of interest earned on investments held in trust	395,000	-	395,000
Net cash used in investing activities	(113,005,000)		(113,255,000)

Cash flows from financing activities:
Proceeds from public offering	115,000,000	-	115,000,000
Payments of public offering costs	(5,085,330)	(130,527)	(5,215,857)
Proceeds from private placement of warrants	3,650,000	-	3,650,000
Proceeds from note payable to stockholder	-	150,000	150,000
Repayment of note payable to stockholder	(150,000)	-	(150,000)
Proceeds from sale of shares of common stock	-	25,000	25,000
Proceeds from underwriters purchase option	100	-	100
Net cash provided by financing activities	113,414,770	44,473	113,459,243
Net increase in cash	41,696	43,020	84,716
Cash, beginning of period	43,020	-	-
Cash, end of period	$84,716	$43,020	$84,716
Supplemental disclosure of non-cash financing activities:
Accrual of deferred underwriting fees	$3,450,000	$-	$3,450,000
Accrual of deferred offering costs	$-	$211,500	$-

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

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

The Company's management has broad discretion with respect to the specific application of the net proceeds of this Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a business combination with an operating business ("Business Combination"), which may not constitute a business combination for accounting purposes. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Public Offering and Private Placement, $113,400,000, including $3,450,000 applicable to the underwriters' discounts and commissions as described in Note 3 was deposited in a trust account ("Trust Account") in a money market fund invested in government securities. The trust account will be maintained until the earlier of (i) the consummation of its first Business Combination or (ii) the liquidation of the Company. The placement of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any amounts held in the Trust Account, there is no guarantee that they will execute such agreements. One of the Company's directors has agreed that he will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that the director will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account), along with up to $1,750,000 in interest income, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company redeem his or her shares for cash. The per share redemption price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (subject to distributions for working capital and amounts paid or accrued for taxes) computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Public Offering (29.99% of the amount held in Trust Fund, excluding the deferred portion of the underwriters' discount and commission) has been classified as common stock subject to possible conversion on the accompanying December 31, 2007 balance sheet. In addition, such stockholders would be entitled to a portion of the deferred portion of the underwriters' discount and commission held in trust (see Note 3).

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

Note 2 - Summary of significant accounting policies:

Investments held in trust:
Investments held in trust consist of taxable and tax-free investments in money market funds.

Deferred Interest:
A portion (29.99%) of the interest earned on the Trust Account has been deferred on the balance sheet as it represents interest attributable to the common stock subject to possible conversion. (See Note 1).

Concentration of credit risk:
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and investments held in trust. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Fair value of financial instruments:
The fair values of the Company's assets and liabilities that are defined as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures about Fair Value of Financial Instrument," approximate their carrying amounts presented in the balance sheets at December 31, 2007 and December 31, 2006.

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

No other recently issued accounting pronouncements that became effective during the year ended December 31, 2007 or that will become effective in a subsequent period has had or is expected to have a material impact on the Company’s financial statements.

Deferred offering costs:
Deferred offering costs consisted principally of accounting, legal and other fees incurred prior to the Public Offering and were charged to additional paid-in capital upon the consummation of the Public Offering.

Net income per common share:
Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share reflects the additional dilution for all potentially dilutive securities such as outstanding warrants and the underwriters' option described in Note 3. The effect of the warrants outstanding as of December 31, 2007 for the purchase of 18,025,000 shares issued in connection with the Public Offering described in Note 3 have not been considered in the computation of diluted net income per share since the ability of the holders to exercise the warrants is contingent upon the consummation of a Business Combination. The effects of the 625,000 units included in the underwriters’ option has not been considered in the calculation of diluted earnings per common share since the average market price of a unit through December 31, 2007 was less than the exercise price per unit.

Note 2 - Summary of significant accounting policies (continued):

Income taxes:
The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or benefit is the tax payable (including any interest and penalties incurred during the period) or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

Note 4 - Investments held in trust:
Investments held in trust consist of taxable and tax-free investments in government securities. Reconciliation of cash held in trust as of December 31, 2007, is as follows:

Contribution to trust	$113,400,000
Interest income received	3,460,340
Withdrawals to fund operations	(395,000)

Total Investments held in trust	$116,465,340

Note 5 - Note payable to stockholder and related party transactions:
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

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative services to an affiliate of certain members of the Company's management team. Services will terminate upon the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. Payments since inception and for the year ended December 31, 2007, relating to this agreement totaled $52,500.

Note 6 - Income Taxes:
The provision for income taxes consists of the following:

Federal	$988,000
State and local	594,000
Deferred	(144,000)

Total	$1,438,000

Note 6 - Income Taxes (continued):
Significant components of the Company’s deferred tax assets are as follows:

Expenses deferred for income tax purposes	$177,000
Revenue deferred for book purposes	12,000
Less: Valuation Allowance	(45,000)

Total	$144,000

Management has recorded a valuation allowance against a portion of its state and local deferred tax asset because it believes that based on current operations at December 31, 2007 it will not be able to fully utilize this asset.

The Company’s effective tax rate of approximately 47.9% (which takes into account the valuation allowance) differs from the federal rate of 34% due to the following:

U.S statutory income tax rate	34.0%
State and local income taxes	11.0%
Valuation Allowance	1.5%
Other	1.4%

Effective tax rate	47.9%

Note 7 - Preferred stock:
The Company is authorized to issue up to 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No preferred shares had been issued as of December 31, 2007.

Note 8 - Reserved shares:
At December 31, 2007, a total of 19,275,000 shares of common stock were reserved for issuance upon the exercise of Warrants and the underwriters' Purchase Option.

Note 9 - Commitments:
The Company presently occupies office space provided by an affiliate of certain members of the Company’s management team. Such affiliate has agreed that, until the company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the offering.

Pursuant to letter agreements with the Company and the Underwriter, the initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

Note 10 - Selected Quarterly Financial Data (Unaudited):
The following is a summary of the quarterly results of operations of the Company for the year ended December 31, 2007.

	2007 First Quarter	2007 Second Quarter	2007 Third Quarter	2007 Fourth Quarter	Total 2007	Period from August 1, 2006 (inception) to September 30, 2006	2006 Fourth Quarter	Total 2006
Revenue	—	—	—	—	—	—	—	—
Interest income	$—	$632,024	$1,480,836	$1,321,718	$3,434,578	—	—	—
Operating expenses	(1,000)	(43,878)	(195,675)	(191,447)	(432,000)	$(1,358)	$(95)	$(1,453)
Income (loss) before income taxes	(1,000)	588,146	1,285,161	1,130,271	3,002,578	(1,358)	(95)	(1,453)
Net income (loss)	(1,000)	350,959	677,348	577,729	1,564,578	(1,358)	(95)	(1,453)
Net income (loss) per share - basic and diluted	$0.00	$0.04	$0.04	$0.03	$0.13	$0.00	$0.00	$0.00

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we, including our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting since our inception on August 1, 2006 through December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the effectiveness of controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance that the objectives of the disclosure control system were met.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position

Andrew Intrater	45	Chairman of the Board and Chief Executive Officer

Michael W. Ernestus	58	Executive Director and President

Jason Epstein	34	Senior Vice President

Paul F. Lipari	39	Senior Vice President

Michael Sloan	34	Senior Vice President and Chief Financial Officer

Barry J. Rourke	57	Director

Eric Zachs	48	Director

Rolf Zimmermann	61	Director

Jason Lustig	45	Director

Andrew Intrater has been our Chairman of the Board and Chief Executive Officer since our inception and served as our President from inception until the end of April 2007.  Since January 2000, Mr. Intrater has been the Chief Executive Officer of Columbus Nova, a private investment firm with offices in New York, Los Angeles, Charlotte and Moscow with over $2.5 billion of assets under management. Mr. Intrater is a former Director of Renova Management, a global leader in energy, base metals and mining industries, and also currently a member of the Executive Board of Renova Management.  Columbus Nova is the U.S.-based affiliate of the Renova Group of companies, one of the largest Russian strategic investors in the metallurgical, oil, machine engineering, mining, chemical, construction, housing & utilities and financial sectors, with net assets of over $14 billion.  Renova Group of companies is a stockholder of leading mining and industrial entities in the Russian and global business communities, such as TNK-BP, UC Rusal and Integrated Energy Systems.  From March 1993 until the end of 1999, Mr. Intrater served as President and Chief Operating Officer of Oryx Technology Corp., and its predecessor, ATI, a leading manufacturer of semi-conductor testing equipment, based in Silicon Valley.  Mr. Intrater serves as Chairman of the Board of Directors of Moscow Cablecom Corp., a company listed on the Nasdaq Global Market.  Mr. Intrater is also a member of the Board of Directors of Oryx Technology Corp., White Energy, Inc., and Ethertouch, Ltd.  Mr. Intrater received a B.S. in Chemical Engineering from Rutgers University.

Michael W. Ernestus has been our Executive Director since November 2006 and was appointed as our President in May 2007. Since October 2001, Mr. Ernestus has been a Managing Partner of Artus Advisors, LLC, a financial advisory firm for hedge funds, start-up and second stage investments as well as leveraged buyout transactions. Since June 2005, Mr. Ernestus has also been a Managing Partner of Atlantic European Partners, LLC, a privately-held investment company with focus on investments in European industrial manufacturing industries. From 1997 to 2001, Mr. Ernestus was the Managing Member of Recovery Asset Management, LLC, an advisory firm to hedge funds as well as to a Luxemburg-based publicly traded fund. From 1993 to 1996, Mr. Ernestus served as the Head of Investment Banking and Origination & Syndication and as a member of the Board of Directors of the German operation of SBC-Warburg (formerly Schweizerischer Bankverein (Deutschland) AG). During that period, Mr. Ernestus was also the Managing Director, Corporate Finance of SBC-Warburg, London (formerly Swiss Bank Corporation, London). From 1991 to 1993, Mr. Ernestus was a Director, Investment Banking at Salomon Brothers AG in Frankfurt, Germany. From 1986 to 1991, Mr. Ernestus was a Vice President at Bankers Trust in New York, first in their Corporate Finance, Foreign Direct Investment Group and later in their Merchant Banking Origination Group. From 1983 to 1986, Mr. Ernestus was a Vice President in the Commercial Banking Division of Deutsche Bank AG's New York Branch. From 1978 to 1982, Mr. Ernestus assumed various positions at Berliner Handels- und Frankfurter Bank (BHF-Bank) in Frankfurt and New York. Mr. Ernestus currently serves on the boards and is a member of the Audit Committees of North Atlantic Holding Corporation, and North Atlantic Trading Company, Inc. (“NATC”), which are engaged, through NATC and its subsidiaries, in the smokeless and chewing tobacco, as well as cigarette paper business. Mr. Ernestus received a Graduate Degree in Law and a Doctorate in Law from Johann-Wolfgang-Goethe-Universit’t in Frankfurt, Germany and an LL.M. from the University of California, Boalt Hall School of Law as well as an M.B.A. from New York University, Stern School of Business.

Paul F. Lipari has been our Senior Vice President since November 2006. Mr. Lipari has been a partner of Columbus Nova since July 2006. Since February 2003, Mr. Lipari has been a founding partner of Hudson Capital Advisors, an affiliate of Columbus Nova, focused on providing investment banking advisory services (including M&A, debt and equity capital raising and restructuring services), to middle market companies. From 2001 to 2003, Mr. Lipari worked for Trimaran Capital Partners, a $1.5 billion private equity fund. At Trimaran, Mr. Lipari primarily focused on Media and Telecommunications investments. From 1997 to 2001, Mr. Lipari worked as an Executive Director in the Leveraged Finance Group for CIBC World Markets, and worked on a variety of senior bank debt, high yield debt and private/public equity transactions. While in the Leveraged Finance Group at CIBC, Mr. Lipari spent considerable time working on numerous financings for Global Crossing, a provider of telecommunications services, and was involved with monitoring CIBC's private equity investment in Global Crossing. Mr. Lipari sat on the board of Global Crossing prior to 2000. From 1994 to 1997, Mr. Lipari worked at Salomon Brothers, Inc. where he was an associate in their High Yield Group and an analyst in their Merchant Banking Group. Mr. Lipari currently serves as the Chairman of White Energy Partners, LLC, in which Columbus Nova holds a 33% interest. Mr. Lipari received an M.B.A. from The Amos Tuck Business School at Dartmouth and a B.A. from Yale University.

Jason Epstein has been our Senior Vice President since August 2006. Since February 2002, Mr. Epstein has been a partner of Columbus Nova, primarily responsible for private investment activities. In 1998, Mr. Epstein founded eLink Communications, a provider of broadband, networking and application services, and served as its Chief Executive Officer for three years, until September 2001. From October 2001 to January 2002, Mr. Epstein was a private investor. Mr. Epstein was also the co-founder of Health Extras, Inc., a full-service pharmacy management company listed on the Nasdaq Global Select Market. Mr. Epstein has twice been a finalist for the Ernst & Young Entrepreneur of the Year Award and was named one of forty "Rising Stars" in the Washington Business Forward's "The Next Network." Mr. Epstein serves on various Boards of Directors of portfolio companies. Mr. Epstein received a B.A. from Tufts University.

Michael Sloan has been our Senior Vice President since November 2006 and our Chief Financial Officer since August 2007. Since February 2002, Mr. Sloan has been a partner of Columbus Nova, primarily responsible for origination and management of investments for Columbus Nova's private investment activities, as well as acting as the principal financial officer and providing financial and strategic planning advice. In 1998, Mr. Sloan co-founded eLink Communications and served as its President and Chief Financial Officer for three years, until September 2001. From October 2001 to January 2002, Mr. Sloan was a private investor. Mr. Sloan was also the co-founder of Health Extras, Inc., a full-service pharmacy management company listed on the Nasdaq Global Select Market. Mr. Sloan has twice been a finalist for the Ernst & Young Entrepreneur of the Year Award. Mr. Sloan received a B.A. from Cornell University.

Barry J. Rourke has been a member of our Board of Directors since November 2006. From August 2004 until March 2007, Mr. Rourke served as Chairman of the Audit Committee of SUAL Holding, the company responsible for the management of the SUAL Group assets. The SUAL Group is a fully vertically integrated aluminum company that ranks amongst the world's top ten aluminum producers, comprised of 20 businesses that are located in nine Russian regions and in Ukraine, Zaporozhye City and are involved in the production of bauxite, alumina, primary aluminum, silicon, semi-finished and finished aluminum products. The SUAL Group has recently entered into an agreement with RUSAL, the world's third largest aluminum producer, and Glencore International AG, the Swiss natural resources group, to create the "United Company RUSAL," by merging their respective aluminum and alumina assets. SUAL Holding is affiliated with Columbus Nova through common ownership. From April 2001 until March 2007, Mr. Rourke served as Chairman of the Board of Threshold Housing, a social housing provider with over 6,000 residential units. Until December 2006, Mr. Rourke served as non-executive Chairman of Cadogan Petroleum plc, a company with oil and gas exploration and development interests in Ukraine. In April 2007, Mr. Rourke became Chairman of 3Legs Resources plc, a major shareholder in Cadogan Petroleum plc; 3Legs Resources plc also has significant oil and gas exploration rights in Poland. In November 2007, Mr. Rourke became a Director of New World Resources plc, a company with significant coal mining assets in the Czech Republic. In February 2008, Mr. Rourke joined the Audit Committee of Metinvest BV, the parent of a significant vertically integrated steel company operating principally in Ukraine. Mr. Rourke also serves as an independent member of the Audit Committee for the Department for Business Enterprise and Regulatory Reform, formerly the Department of Trade and Industry in the United Kingdom; and as a non-executive Director of Surrey and Borders Partnership NHS Trust, a leading mental health and learning disability trust in the United Kingdom. Mr. Rourke was an Audit Partner with PricewaterhouseCoopers in the United Kingdom from 1984 until his retirement in December 2001.

Eric Zachs has been a member of our Board of Directors since November 2006. Since August 2007, Mr. Zachs has served as President and member of Board of Directors of BBV Vietnam S.E.A. Acquisition Corp., a special purpose acquisition company formed for the purpose of acquiring, or acquiring control of, one or more operating businesses in Asia with a particular focus on Vietnam (OTC: BBVVF, BBVWF). Since October 2004, Mr. Zachs has been a Managing Partner of Bantry Bay Ventures – Asia, LLC, a private equity firm focused on investment in Asia. Since March 2006, Mr. Zachs has also served as the Chairman of the Board of Shanxi Taiyue Trading and Transportation Co., Ltd., based in Shanxi Province, China. Taiyue Trading facilitates the transportation of coal in Shanxi and nearby provinces through the rail system as it owns railroad platforms and coal trading licenses. From 2000 to 2004, Mr. Zachs was the General Partner of the Entrust Capital Frontier Fund. The Frontier Fund is a venture capital fund that focused primarily on software, semiconductors and the wireless industries. From 1989 to 1995, Mr. Zachs served in a variety of capacities at Message Center USA, Inc., a nationwide paging company, including as President and Chief Operating Officer. In 1995, Message Center was sold to AirTouch Paging (currently Vodafone Group Plc) for over $100 million. In 1993, Mr. Zachs co-founded Message Center Management, Inc. which, along with its affiliates, currently owns over 70 antenna sites and manages over 800 antenna sites for the wireless industry. Mr. Zachs has been Co-Chairman of Message Center Management, Inc. since 1993. Mr. Zachs is the former President of the Greater Hartford Jewish Community Center and Hartford Dispensary (providing medical and substance abuse care for the indigent) and serves on the boards of the Hebrew Health Care, Jewish Federation of Greater Hartford and Solomon Schechter Day School. Mr. Zachs received a B.A. from Tufts University and a J.D. from Columbia University School of Law.

Rolf Zimmermann has been a member of our Board of Directors since November 2006. Since August 2006, Mr. Zimmermann has been the Chief Executive Officer of Müller Weingarten AG, Germany, a global leader in the metal forming business, with particular focus on presses for the automotive industry. Since May 2005, Mr. Zimmermann has also been a Managing Partner of Atlantic European Beratungs GmbH, a privately-held investment company with focus on restructurings and investments in European industrial manufacturing industries, notably in the areas of automotive, machine tools, and aerospace. In addition, since 2002, Mr. Zimmermann has been the Managing Partner of his own consulting company, Rolf Zimmermann Consulting GmbH, focusing on consulting and investing in the automotive supplier and other manufacturing industries in Germany. Mr. Zimmermann has over thirty five years’ experience in automotive manufacturing, having originally trained as a mechanical engineer. From 1997 to 2002, Mr. Zimmermann was in charge of European Manufacturing, serving as the Corporate Vice President of the Ford Motor Company, Detroit, as well as serving as Chief Executive Officer of Ford AG, Germany. From 1996 to 1997, Mr. Zimmermann was a member of the Board of Managing Directors, in charge of Production and Development at one of the world’s oldest car manufacturers, the Czech Škoda, founded in 1905 and owned since 1990 by Volkswagen AG. Prior to 1996, Mr. Zimmermann held various management positions in plant and vehicle production divisions at General Motors and its German subsidiary, Adam Opel AG. Mr. Zimmermann is a Non-Executive Director at Wagon Plc, Birmingham, UK, a London Stock Exchange-listed European automotive supplier, where he serves on the audit, nomination and remuneration committees. In addition, Mr. Zimmermann serves as an outside director to Flexible Solutions Group, Karlsruhe, Germany, a manufacturer of compensators for the automotive industry and other industrial applications. Mr. Zimmermann received a Dipl. Eng. from the University of Applied Science, Wiesbaden.

Jason Lustig has been a member of our Board of Directors since November 2006. Since 1989, Mr. Lustig has been a prosecuting attorney for the Los Angeles County District Attorney’s Office. Since 1989, Mr. Lustig has also served as Secretary of Magnum Motion Pictures, Inc., a privately-held motion picture production company with offices in New York and Los Angeles. Mr. Lustig received a B.A. with high honors from Rutgers University where he was a member of Phi Beta Kappa and a J.D. cum laude from Boston University School of Law.

Number and Terms of Office of Directors

Our Board of Directors has formed an audit committee and a nominating and corporate governance committee. Each committee is comprised of three directors. During 2007, our board of directors held one board meetings and one audit committee meetings. No meetings of the nominating and corporate governance committee were held, as no new candidates have been sought for election to our board of directors subsequent to our initial public offering. All directors attended 100% of the aggregate number of meetings of the board and of the respective committees on which they served. The Company requires each director to make a diligent effort to attend all board and committee meetings, as well as each annual or special meeting of stockholders.

Board Committees

Audit Committee

Our audit committee consists of Barry J. Rourke, as Chairman, Eric Zachs and Rolf Zimmermann, each of whom is an independent director under the American Stock Exchange's listing standards. The audit committee's duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•
reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•
determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consist of Rolf Zimmermann, as Chairman, Eric Zachs and Jason Lustig, each of whom is an independent director under the American Stock Exchange’s listing standards. The nominating and corporate governance committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating and corporate governance committee considers persons identified by its members, management, stockholders, investment bankers and others.

Financial Expert on Audit Committee

The audit committee will at all times be composed exclusively of "independent directors" who are "financially literate" as defined under the American Stock Exchange listing standards. The American Stock Exchange listing standards define "financially literate" as being able to read and understand fundamental financial statements, including a company's balance sheet, income statement and cash flow statement.

In addition, we must certify to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual's financial sophistication. The board of directors has determined that Mr. Rourke satisfies the American Stock Exchange's definition of financial sophistication and also qualifies as an "audit committee financial expert," as defined under rules and regulations of the SEC.

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors and employees. We have filed a copy of our code of ethics as an exhibit to the registration statement. You may review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Act of 1934, the Company’s directors and executive officers are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended December 31, 2007 all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Item 11.	Executive Compensation

Executive Officer and Director Compensation

Members of our management team, including our directors, have not received any cash compensation for services rendered to us. Commencing on June 1, 2007 through the acquisition of a target business, we will pay Renova U.S. Management LLC, a limited liability company controlled by Andrew Intrater, our Chairman and Chief Executive Officer, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide Mr. Intrater or any other members of our management team with compensation in lieu of a salary. Other than the $7,500 per month administrative fee, no compensation of any kind, including finder's, consulting or other similar fees, will be paid to any of the members of our management team, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review and approve all expense reimbursements made to members of our management team and any expense reimbursements payable to members of our audit committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval. There is no limit on the total amount of these out-of-pocket expenses reimbursable by us; provided that members of our management team will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount held outside of the trust account and interest income of up to $1,750,000 on the trust account balance that may be released to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements, unless a business combination is consummated. There will be no review of the reasonableness of the expenses other than by our audit committee and, in some cases, by our board of directors as described above, or if such reimbursement is challenged, by a court of competent jurisdiction.

Compensation Discussion and Analysis

We have not included a compensation discussion and analysis in this annual report, as no members of our management team, including our directors, have received any cash or other compensation for services rendered to us during the year ended December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2008, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares	Percentage of Class

Columbus Acquisition Holdings LLC 153 East 53rd Street, 58th Floor, New York, New York 10022	2,692,500	15.4%

Andrew Intrater(3)	2,692,500	15.4%

Michael W. Ernestus	312,500	1.8%

Barry J. Rourke	30,000	*

Eric Zachs	30,000	*

Rolf Zimmermann	30,000	*

Jason Lustig	30,000	*

Paul F. Lipari(4)	437,500	2.5%

Jason Epstein(5)	437,500	2.5%

Michael Sloan(6)	376,111	2.1%

All directors and executive officers as a group (nine individuals)	3,125,000	17.9%

* Less than 1.0%
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Columbus Acquisition Holdings LLC, 153 East 53rd Street, 58th Floor, New York, New York 10022.
(2)
Does not reflect 3,650,000 shares of common stock issuable upon exercise of warrants held by Columbus Acquisition Holdings LLC, which are not exercisable until the later of our completion of a business combination and May 18, 2008.

(3)
Mr. Intrater is our Chairman of the Board and Chief Executive Officer. Columbus Acquisition Holdings LLC is the record holder of 2,692,500 shares of our common stock. Columbus Acquisition Holdings LLC is controlled by Mr. Intrater, who holds sole voting and investment power with respect to the 2,692,500 shares of our common stock held by Columbus Acquisition Holdings LLC. As a result, Mr. Intrater may be deemed to beneficially own all the 2,692,500 shares of our common stock held by Columbus Acquisition Holdings LLC. Mr. Intrater holds 36.2% of the Series A membership interests of Columbus Acquisition Holdings LLC.

(4)
Mr. Lipari is our Senior Vice President. Reflects the ownership by Mr. Lipari of 16.2% of the Series A membership interests of Columbus Acquisition Holdings LLC, which is the record holder of 2,692,500 shares of our common stock. Accordingly, Mr. Lipari may be deemed to own 437,500 shares of our common stock. However, as noted in footnote (3) above, Andrew Intrater has sole voting and investment power with respect to all of the 2,692,500 shares of our common stock that are held by Columbus Acquisition Holdings LLC.

(5)
Mr. Epstein is our Senior Vice President. Reflects the ownership by Mr. Epstein of 16.2% of the Series A membership interests of Columbus Acquisition Holdings LLC, which is the record holder of 2,692,500 shares of our common stock. Accordingly, Mr. Epstein may be deemed to own 437,500 shares of our common stock. However, as noted in footnote (3) above, Andrew Intrater has sole voting and investment power with respect to all of the 2,692,500 shares of our common stock that are held by Columbus Acquisition Holdings LLC.

(6)
Mr. Sloan is our Senior Vice President and Chief Financial Officer. Reflects the ownership by Mr. Sloan of 14% of the Series A membership interests of Columbus Acquisition Holdings LLC, which is the record holder of 2,692,500 shares of our common stock. Accordingly, Mr. Sloan may be deemed to own 376,111 shares of our common stock. However, as noted in footnote (3) above, Andrew Intrater has sole voting and investment power with respect to all of the 2,692,500 shares of our common stock that are held by Columbus Acquisition Holdings LLC.

Item 13.	Certain Relationships and Related Transactions

Certain Relationships and Related Transactions

In August 2006, we issued 3,125,000 shares of our common stock to Columbus Holdings Acquisition LLC for an aggregate of $25,000 in cash, at a purchase price of approximately $0.008 per share. Andrew Intrater, our Chairman, President and Chief Executive Officer, controls Columbus Holdings in his capacity as its sole managing member. Mr. Intrater, Jason Epstein, Paul F. Lipari and Michael Sloan, each of whom is a member of our management team, as well as Jay M. Haft and Marcel Schlumberger (who are each affiliated with Columbus Nova, a private investment firm for which Mr. Intrater serves as Chief Executive Officer), are each members of Columbus Holdings, and own approximately 36.2%, 16.2%, 16.2%, 14%, 2.28%, 11.6% and 3.5%, respectively, of the Series A membership interests of Columbus Acquisition Holdings LLC. Columbus Holdings subsequently transferred 30,000 of these shares to each of Barry J. Rourke, Eric Zachs, Rolf Zimmermann and Jason Lustig, members of our board of directors, for $0.008 per share (for a purchase price of $240 each) and 312,500 of these shares to Michael W. Ernestus, our Executive Director (for a purchase price of $2,500). Columbus Holdings, Messrs. Rourke, Zachs, Zimmermann, Lustig and Ernestus own 2,692,500, 30,000, 30,000, 30,000, 30,000 and 312,500 shares of our common stock, respectively.

On May 23, 2007, Columbus Holdings also purchased insider warrants to purchase 3,650,000 shares of our common stock at a price of $1.00 per warrant. The insider warrants are identical to the warrants underlying the units except that if we call the warrants for redemption, the insider warrants will be exercisable on a cashless basis so long as such warrants are held by the purchasers or their affiliates. Columbus Holdings has agreed that the insider warrants will not be sold or transferred by it until 90 days after we have completed a business combination. Accordingly, the insider warrants have been placed in escrow and will not be released until 90 days after the completion of a business combination.

The holders of the initial shares, as well as the holders of the insider warrants (and underlying securities), are entitled to registration rights. The holders of the majority of these securities are entitled to make up to two demands that we register such securities. As the initial shares will be released from escrow one year after the consummation of a business combination, our existing stockholders can make a demand for registration of the resale of their initial shares at any time commencing nine months after the consummation of a business combination. The holders of a majority of the insider warrants (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain ‘‘piggy-back’’ registration rights with respect to registration statements filed subsequent to our consummation of a business combination.  We will bear the expenses incurred in connection with the filing of any such registration statements.

Renova U.S. Management LLC has agreed that, commencing on the effective date of our initial public offering through the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay $7,500 per month for these services. Renova U.S. Management LLC is a limited liability company controlled by Andrew Intrater, our Chairman, President and Chief Executive Officer. Mr. Intrater owns 51% of the membership interests, and Mr. Intrater, Jason Epstein and Michael Sloan, our Senior Vice Presidents, and Jay M. Haft, one of our stockholders, collectively own approximately 95% of the membership interests of Renova U.S. Management LLC. Mr. Intrater is the chief executive officer of Renova U.S. Management LLC and, as a result, benefits from the transaction to the extent of his interest in Renova U.S. Management LLC. However, this arrangement is solely for our benefit and is not intended to provide Mr. Intrater compensation in lieu of a salary. We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by Renova U.S. Management LLC is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed "independent," we did not have the benefit of disinterested directors approving this transaction.

As of the date of this annual report, Columbus Acquisition Holdings LLC, our principal initial stockholder that is an entity controlled by certain members of our management team, has advanced to us an aggregate of $150,000 to cover expenses related to this offering. The loan will be payable without interest on the earlier of June 30, 2007 or the consummation of this offering. We intend to repay this loan from the proceeds of this offering not being placed in trust.

Andrew Intrater, our Chairman of the Board, President and Chief Executive Officer, is the brother of Jonathan Intrater, a Managing Director of Ladenburg Thalmann & Co. Inc. which acted as one of the underwriters in our initial public offering.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. Our audit committee will review and approve all expense reimbursements made to members of our management team and any expense reimbursements payable to members of our audit committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval. There is no limit on the total amount of out-of-pocket expenses reimbursable by us, provided that members of our management team will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount held outside of the trust account and interest income of up to $1,750,000 on the trust account balance that may be released to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements, unless a business combination is consummated. Additionally, there will be no review of the reasonableness of the expenses other than by our audit committee and, in some cases, by our board of directors as described above, or if such reimbursement is challenged, by a court of competent jurisdiction.

Other than the $7,500 per-month administrative fee and any reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finder's fees, consulting fees or other similar compensation, will be paid to any of our existing stockholders, officers or directors who owned our common stock prior to this offering, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our disinterested "independent" directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested "independent" directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Director Independence

The American Stock Exchange requires that a majority of our board must be composed of "independent directors," which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company's board of directors would interfere with the director's exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Rourke, Zachs, Zimmermann and Lustig are "independent directors" as such term is defined in Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Item 14.	Principal Accountant Fees and Services

Description of Professional Services

As previously disclosed in our February 4, 2008 8-K filing, a majority of the partners of Goldstein Golub Kessler LLP (“GGK”) became partners of McGladrey & Pullen, LLP (“M&P”). As a result, GGK resigned as auditors of the Company effective January 31, 2008 and M&P was appointed as out independent registered public accounting firm in connection with our annual financial statements for the fiscal year ended December 31, 2007.

Audit Fees. The aggregate fees for professional services rendered by GGK were $76,721, which includes $61,964 in fees related to the initial public offering and related audits (including the December 31, 2006 audit) and $14,757 in fees related to the review of financial statements included in our quarterly reports on Form 10-Q. In addition, we expect to be billed approximately $20,000-25,000 by M&P in connection with our December 31, 2007 year end audit.

Audit-Related Fees. Audit-related fees are for assurance and related services including, among others, consultation concerning financial accounting and reporting standards. There were no aggregate fees billed for audit-related services rendered by GGK or M&P.

Tax Fees. There were no fees paid to GGK or M&P for professional services for tax compliance, tax planning and tax advice for the fiscal years ended December 31, 2007 and 2006.

All Other Fees. There were no fees paid to GGK or M&P for services other than audit services and audit-related services rendered by GGK or M&P for the fiscal years ended December 31, 2007 and 2006.

Policy on Board Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The audit committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. In recognition of this responsibility, the audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

1. Financial Statements:	Page

Index to Financial Statements	40

Reports of Independent Registered Public Accounting Firms	F-1

Balance Sheets at December 31, 2007 and December 31, 2006	F-3

Statements of Operation for the year ended December 31, 2007, the period from August 1, 2006 (inception) through December 31, 2006 and the period from August 1, 2006 (inception) through December 31, 2007
F-4

Statements of Stockholders’ Equity for the period from August 1, 2006 (inception) through December 31, 2007	F-5

Statements of Cash Flows for the year ended December 31, 2007, the period from August 1, 2006 (inception) through December 31, 2006 and the period August 1, 2006 (inception) through December 31, 2007	F-6

Notes to Financial Statements	F-7

2. Financial Statement Schedule(s):

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3. Exhibits:

3.1	Amended and Restated Certificate of Incorporation*

3.2	Bylaws*

4.1	Specimen Unit Certificate**

4.2	Specimen Common Stock Certificate**

4.3	Specimen Warrant Certificate**

4.4	Form of Unit Purchase Option to be granted to Representative**

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant**

10.1	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Columbus Acquisition Holdings LLC*

10.2	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Andrew Intrater*

10.3	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Michael Ernestus*

10.4	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Barry J. Rourke*

10.5	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Eric Zachs*

10.6	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Rolf Zimmermann*

10.7	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Jason Lustig*

10.8	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Paul F. Lipari*

10.9	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Michael Sloan*

10.10	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant****

10.11	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders**

10.12	Form of Warrant Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and Columbus Acquisition Holdings LLC****

10.13	Form of Letter Agreement between Renova U.S. Management LLC and the Registrant regarding administrative support**

10.14	Amended and Restated Promissory Note, dated August 10, 2006, issued to Columbus Acquisition Holdings LLC**

10.15	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders***

10.16	Warrant Purchase Agreement among the Registrant, Lazard Capital Markets LLC, LeBoeuf, Lamb, Greene & MacRae LLP and Columbus Acquisition Holdings LLC*

14	Form of Code of Ethics*

24.1	Power of Attorney

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Audit Committee Charter*

99.2	Form of Nominating and Corporate Governance Committee Charter*

*	Previously filed in connection with Columbus Acquisition Corp.'s registration statement on Form S-1 (File No. 333-138890) filed on November 22, 2006.

**	Previously filed in connection with amendment No. 1 to Columbus Acquisition Corp.'s registration statement on Form S-1 (File No. 333-138890) filed on February 13, 2007.

***	Previously filed in connection with amendment No. 2 to Columbus Acquisition Corp.'s registration statement on Form S-1 (File No. 333-138890) filed on April 11, 2007.

****	Previously filed in connection with amendment No. 4 to Columbus Acquisition Corp.'s registration statement on Form S-1 (File No. 333-138890) filed on May 16, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBUS ACQUISITION CORP.

By:	/s/ Andrew Intrater
Andrew Intrater
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 27, 2008

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Andrew Intrater
Andrew Intrater
Chairman and Chief Executive Officer
(Principal Executive Officer)
Date: March 27, 2008

By:	/s/ Michael Sloan
Michael Sloan
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 27, 2008

By:	*
Michael W. Ernestus
Executive Director and President
Date: March 27, 2008

By:	*
Barry J. Rourke
Director
Date: March 27, 2008

By:	*
Eric Zachs
Director
Date: March 27, 2008

By:	*
Rolf Zimmermann
Director
Date: March 27, 2008

By:	*
Jason Lustig
Director
Date: March 27, 2008

* The undersigned, by signing his name hereto, does hereby sign this annual report on Form 10-K pursuant to the Powers of Attorney executed on behalf of the above named officers and directors of the registrant and contemporaneously filed herewith with the Securities and Exchange Commission.

By:	/s/ Andrew Intrater
Andrew Intrater
Attorney-in-Fact