Form 10-Q
period 2008-03-31
COLUMBUS ACQUISITION CORP
filed 2008-05-13
CIK 1381526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company”in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,500,000 common shares ($0.0001 par value) were outstanding as of May 8, 2008.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash	$12,281	$84,716
Investments held in trust	112,062,689	113,015,340
Deferred underwriter commissions held in trust	3,450,000	3,450,000
Prepaid expenses	18,236	19,370

Total current assets	115,543,206	116,569,426

Deferred tax asset	307,000	144,000

Total assets	$115,850,206	$116,713,426

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	$235,913	$83,296
Income tax payable	94,250	1,582,000
Deferred interest	193,867	25,762
Due to underwriter	3,450,000	3,450,000

Total liabilities	3,974,030	5,141,058

Common stock subject to possible conversion - 4,311,063 shares	32,979,628	32,979,628

Commitments

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued or outstanding
Common stock, $0.0001 par value, 39,000,000 shares authorized; 17,500,000 shares (which includes 4,311,063 subject to possible conversion) issued and outstanding at March 31, 2008 and December 31, 2007, respectively	1,750	1,750
Additional paid-in capital	77,027,865	77,027,865
Retained earnings accumulated during the development stage	1,866,933	1,563,125
Total stockholders' equity	78,896,548	78,592,740

Total liabilities and stockholders' equity	$115,850,206	$116,713,426

See Notes to Unaudited Condensed Financial Statements

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2008	Three Months Ended, March 31, 2007	Period from August 1, 2006 (Inception) to March 31, 2008
	(Unaudited)		(Unaudited)
Interest income	$868,432	$-	$4,303,010

Formation and operating costs	(268,624)	(1,000)	(702,077)

Income before provision for income taxes	$599,808	$(1,000)	$3,600,933

Provision for income taxes	(296,000)	-	(1,734,000)

Net income (loss)	$303,808	$(1,000)	$1,866,933

Net income per common share - basic and diluted	$.02	$0.00	$.18

Weighted average number of common shares outstanding - basic and diluted	17,500,000	3,125,000	10,631,158

See Notes to Unaudited Condensed Financial Statements

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit) Accumulated During the Development Stage	Stock- holders Equity

Issuance of common stock on August 10, 2006 at $0.008 per share to initial stockholders	3,125,000	$313	$24,687		$25,000

Net loss for the period from August 1, 2006 (inception) to December 31, 2006				(1,453)	(1,453)

Balance at December 31, 2006	3,125,000	313	24,687	(1,453)	23,547

Sale of private placement warrants at $1.00 per warrant			3,650,000		3,650,000

Sale of 14,375,000 units net of underwriter discount and offering expenses(including 4,311,063 shares subject to possible conversion) at $8.00 per unit	14,375,000	1,437	106,332,706		106,334,143

Reclassification from stockholders' equity of proceeds from sale of 4,311,063 shares subject to possible conversion			(32,979,628)		(32,979,628)

Sale of underwriters' purchase option			100		100

Net income for the year ended December 31, 2007				1,564,578	1,564,578

Balance at December 31, 2007	17,500,000	1,750	77,027,865	1,563,125	78,592,740

(Unaudited)
Net income for the three months ended March 31, 2008				303,808	303,808

Balance, March 31, 2008	17,500,000	$1,750	$77,027,865	$1,866,933	$78,896,548

See Notes to Unaudited Condensed Financial Statements

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Period from August 1, 2006 (Inception) to March 31, 2008
Cash flows from operating activities:	(Unaudited)		(Unaudited)
Net income	$303,808	$(1,000)	$1,866,933
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Interest on investment held in trust	(1,036,537)	-	(4,496,877)
Deferred tax asset	(163,000)	-	(307,000)
Prepaid expenses	1,134	-	(18,236)
Accrued expenses	152,617	-	235,913
Income tax payable	(1,487,750)	-	94,250
Deferred interest	168,105	-	193,867
Net cash used in operating activities	(2,061,623)	(1,000)	(2,431,150)

Cash flows from investing activities:
Cash deposit in trust accounts	-	-	(113,400,000)
Disbursement from interest earned on investments held in trust	1,989,188	-	2,384,188
Net cash (used in) provided by investing activities	1,989,188	-	111,015,812

Cash flows from financing activities:
Proceeds from public offering	-	-	115,000,000
Payments of public offering costs	-	(24,378)	(5,215,857)
Proceeds from private placement of warrants	-	-	3,650,000
Proceeds from note payable to stockholder	-	-	150,000
Repayment of note payable to stockholder	-	(7,000)	(150,000)
Proceeds from sale of shares of common stock	-	-	25,000
Proceeds from underwriters purchase option	-	-	100
Net cash (used in) provided by financing activities	-	(31,378)	113,459,243

Net increase in cash	(72,435)	(32,378)	12,281

Cash, beginning of period	84,716	43,020

Cash, end of period	$12,281	$10,642	$12,281

Supplemental disclosure of non-cash financing activities:

Accrual of deferred underwriting fees	$-	-	$3,450,000

Accrual of deferred offering costs	-	$108,506	-

See Notes to Unaudited Condensed Financial Statements

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and nature of business operations:
Basis of Presentation:

The condensed financial statements at March 31, 2008 and for the three months ended March 31, 2008 and for the period from August 1, 2006 (inception) to March 31, 2008 have been prepared by the Company and are unaudited. In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, the unaudited condensed financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2008 or for any subsequent period. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 27, 2008. The accounting policies used in preparing these unaudited financial statements are consistent with those described in the December 31, 2007 audited financial statements. The December 31, 2007 balance sheet has been derived from those audited financial statements, and the condensed statements of operations and cash flows for the three months ended March 31, 2007 have been derived from the audited financial statements included in the Company’s Registration Statement on Form S-1.

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

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company redeem his or her shares for cash. The per share redemption price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (subject to distributions for working capital and amounts paid or accrued for taxes) computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Public Offering (29.99% of the amount held in Trust Fund, excluding the deferred portion of the underwriters' discount and commission) has been classified as common stock subject to possible conversion on the accompanying March 31, 2008 condensed balance sheet. In addition, such stockholders would be entitled to a portion of the deferred portion of the underwriters' discount and commission held in trust (see Note 3).

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

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Fair value of financial instruments:
The fair values of the Company's assets and liabilities that are defined as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures about Fair Value of Financial Instrument," approximate their carrying amounts presented in the balance sheets at March 31, 2008 and December 31, 2007.

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued):
New accounting pronouncements:
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. SFAS 157 also expands the disclosures related to fair value measurements used to value assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on the Company's financial statements.

No other recently issued accounting pronouncements that became effective during the three months ended March 31, 2008 or that will become effective in a subsequent period has had or is expected to have a material impact on the Company’s financial statements.

Net income per common share:
Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share reflects the additional dilution for all potentially dilutive securities such as outstanding warrants and the underwriters' option described in Note 3. The effect of the warrants outstanding as of March 31, 2008 for the purchase of 18,025,000 shares issued in connection with the Public Offering described in Note 3 have not been considered in the computation of diluted net income per share since the ability of the holders to exercise the warrants is contingent upon the consummation of a Business Combination. The effect of the 625,000 units included in the underwriters’ option has not been considered in the calculation of diluted earnings per common share since the average market price of a unit through March 31, 2008 was less than the exercise price per unit.

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (concluded):

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

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 4 - Investments held in trust:
Investments held in trust consist of taxable and tax-free investments in money market funds. Reconciliation of investments held in trust is as follows:

	Three Months Ended March 31, 2008	August 1, 2006 (inception) to March 31, 2008
Investments held in trust- beginning of period	$116,465,340	$-

Contribution to trust (including deferred underwriter commission)	-	$113,400,000

Interest income received	1,036,537	4,496,877

Withdrawals to fund operations	-	(395,000)

Withdrawals to pay taxes	(1,989,188)	(1,989,188)

Total investments held in trust	$115,512,689	$115,512,689

At March 31, 2008, $1,355,000 remains available from the investments held in trust for working capital purposes.

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 - Related party transactions:
The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative services to an affiliate of certain members of the Company's management team. Services will terminate upon the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. The Statement of Operations for the three months ended March 31, 2008 includes $22,500 of administrative fees relating to this agreement.

Note 6 - Income Taxes:
The provision for income taxes consists of the following:

Federal	$289,000
State and local	170,000
Deferred	(163,000)

Total	$296,000

Significant components of the Company’s deferred tax assets are as follows:

Expenses deferred for income tax purposes	$292,000
Revenue deferred for book purposes	89,000
Less: Valuation Allowance	(74,000)
Total	$307,000

Management has recorded a valuation allowance against a portion of its state and local deferred tax asset because it believes that based on current operations at March 31, 2008 it will not be able to fully utilize this asset.

The Company’s effective tax rate was approximately 49.34% for the three month period ended March 31, 2008.

Note 7 - Preferred stock:
The Company is authorized to issue up to 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No preferred shares had been issued as of March 31, 2008.

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 - Reserved shares:
At March 31, 2008, a total of 19,275,000 shares of common stock were reserved for issuance upon the exercise of Warrants and the underwriters' Purchase Option.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview:

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed financial statements and the related notes thereto.

We are a blank check company incorporated in Delaware on August 1, 2006 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or similar business combination with one or more operating businesses, which we refer to as a “business combination,” that we believe has significant growth potential. We intend to use the cash derived from the net proceeds of the private placement of our insider warrants, our initial public offering and the exercise by the underwriters of their over-allotment option (described below), together with any additional financing arrangements that we undertake, to effect a business combination. While we are actively seeking to identify a target business, we have not limited ourselves to particular industries and/or types of businesses that may provide such opportunities.

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

On May 23, 2007, we completed our initial public offering of 12,500,000 units, and an additional 1,875,000 units relating to the exercise in full of the underwriters’ over-allotment option. Each unit consists of one share of our common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at a price of $6.00 commencing on the later of the date that we complete a business combination with an operating company and May 18, 2008. Our common shares and warrants started trading separately on the American Stock Exchange on May 30, 2007. The securities that we sold in our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (File No. 333-138890) that we filed with the Securities and Exchange Commission (the “SEC”) in connection with our initial public offering. We paid $4,600,000 in underwriting discounts and approximately $600,000 for costs and expenses related to our initial public offering at the closing of the offering, and the balance of $3,450,000 of underwriting discounts and commissions has been deferred and placed in the trust account as described below.

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

Approximately $109,750,000 of net proceeds from our initial public offering, plus the $3,650,000 we received from the sale of the insider warrants (described below), has been placed in a trust account at Morgan Stanley & Co. Incorporated, maintained by Continental Stock Transfer & Trust Company, acting as trustee. This amount includes $3,450,000 (of the total of $8,050,000) of underwriting discounts and commissions, payable to the underwriters in our initial public offering. The underwriters have agreed that such amount will not be paid to them unless and until we complete a business combination with one or more operating businesses, and they have waived their right to receive such payment upon our liquidation if we are unable to complete a business combination before May 18, 2009. The funds held in trust may be invested only in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, so that we are not deemed to be an investment company under the Investment Company Act. These funds are currently invested in a money market fund that invests in short-term securities issued or guaranteed by the United States. Except with respect to interest income earned that may be released to us from time to time upon our request of (i) up to $1,750,000 to fund our expenses related to investigating and selecting a target business and our other working capital requirements and (ii) any additional amounts we may need to pay our income or other tax obligations, the proceeds from our initial public offering that are held in trust will not be released from the trust account until the earlier of (i) the time that we complete a business combination with one or more operating businesses and (ii) our liquidation, if we do not complete a business combination on or prior to May 18, 2009. The proceeds held in the trust account may be used as consideration to pay the sellers of a target business with which we complete a business combination. Any amounts not paid as consideration to the sellers of such target business may be used to finance operations of the target business.

Through March 31, 2008, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the three month period ended March 31, 2008, we earned $868,432 in interest income, all of which was received as of March 31, 2008.

For the quarter ended March 31, 2008, we paid or incurred an aggregate of approximately $268,624 in expenses for the following purposes:

•	payment of premiums associated with our director's and officer's insurance;

•	franchise tax incurred in the State of Delaware;

•	monthly fee paid to Renova U.S. Management, LLC for office and administrative services;

•	due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	other miscellaneous expenses.

We will continue to earn interest on the trust account to finance our operations (limited to $1,750,000 plus amounts for taxes) prior to consummating a business combination. We currently believe that we have sufficient available funds to complete our efforts to effect a business combination with an operating business on or prior to May 18, 2009, assuming that a business combination is not consummated during that time. However, we cannot assure you that this will be the case. Please refer to Item 1A of Part II of this quarterly report (and the discussion of risk factors that have been incorporated in this quarterly report by reference to the discussion under the heading “Risk Factors” that is contained in our annual report on Form 10-K for the fiscal year ended December 31, 2007 that we filed with the SEC) for a detailed discussion of the many risks to which we are subject, a number of which (if they were to materialize) could adversely impact our ability to effect a business combination. Approximately $1,750,000 of working capital over this time period has been or will be funded from the interest earned from the funds held in the trust account. Over this time period, we currently anticipate incurring expenses for the following purposes:

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

To the extent we incur expenses prior to the completion of a business combination in excess of the $1,750,000 available to us from the interest earned on the trust account, we intend to pay such excess expenses from working capital available to us following the consummation of a business combination. If we do not complete a business combination, one of our directors has agreed to indemnify us against any claims by any vendor, prospective target business, or other entities that are owed money from us for services rendered or products sold to us that would reduce the amount of the funds in the trust account.

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

There is no assurance that our plans to consummate a business combination will be successful or successful within the target business acquisition period, which ends on May 18, 2009. These factors, among others, raise substantial doubt about our ability to continue operations as a going concern. Our condensed financial statements, which accompany this quarterly report, do not include any adjustments that may result from the outcome of this uncertainty.

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

Results of Operations:

Our net income of $303,808 for the three months ended March 31, 2008 was comprised of $868,432 of interest income on investments held in trust, offset by formation and operating costs of $268,624 and a provision for income taxes of $296,000.

Our net loss of $1,000 for the three months ended March 31, 2007 was comprised of $1,000 of formation and operating costs.

Our net income of $1,866,933 for the period from inception (August 1, 2006) through March 31, 2008 was comprised of $4,303,010 of interest income on invested cash, offset by formation and operating costs of $702,077 and a provision for income taxes of $1,734,000.

Liquidity and Capital Resources:

As of March 31, 2008, after giving effect to the sale of units upon the exercise of the underwriters’ over-allotment option and our operations after we completed our initial public offering, including our withdrawal of approximately $2,384,188 in the aggregate of the interest earned on the funds held in the trust account through such date, $115,512,689, was held in trust and we had working capital of approximately $1,355,000 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate purposes. The following table shows the total funds held in the trust account through March 31, 2008:

Net proceeds from our initial public offering and private placement of warrants to Columbus Holdings placed in trust	$109,950,000

Deferred underwriters’ discounts and commissions	3,450,000

Total interest received to date	4,496,877

Less total interest disbursed to us for working capital and tax purposes through March 31, 2008	(2,384,188)

Total funds held in trust account through March 31, 2008	$115,512,689

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

We may issue additional capital stock or debt securities to finance a business combination. The issuance of additional capital stock (currently 2,225,000 authorized but unissued and unreserved shares of our common stock available for issuance), including upon conversion of any convertible debt securities we may issue, or the incurrence of debt, could have material consequences on our business and financial condition. The issuance of additional shares of our capital stock (including upon conversion of convertible debt securities):

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

Forward Looking Statements:

This quarterly report contains forward-looking statements that involve assumptions and describe our future plans, strategies and expectations, and are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “plans,” “intend” or “project” and “continue” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors including, but not limited to, those presented under “Risk Factors” included in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2007.

We have based the forward-looking statements included in this quarterly report on information available to us on the date of this quarterly report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

The proceeds of $113,400,000 from our initial public offering, including $3,650,000 of proceeds from the private placement sale of 3,650,000 insider warrants to certain of our officers, directors and stockholders, that are held in trust (including approximately $3,450,000 of deferred underwriting discounts and commissions) have been invested in a money market fund that invests principally in short-term securities issued or guaranteed by the United States. As of May 8, 2008, the effective annualized interest rate payable on our investment was approximately 2.7%. Assuming no other changes to our holdings as of May 8, 2008, a 1% decrease in the underlying interest rate payable on our investment as of May 8, 2008 would result in a decrease of approximately $284,700 in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders' equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on August 1, 2006. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, we, including our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting since our inception on August 1, 2006 through March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2007 that we filed with the SEC. You should consider carefully all of the material risks described in such registration statement, before making a decision to invest in our securities. If any of the events described therein occur, our business, financial condition and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment in our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of the Security Holders.

None.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended
32.1	Certification of the Chief Executive Officer pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the dates indicated below.

COLUMBUS ACQUISITION CORP.

By:	/s/ Andrew Intrater
Andrew Intrater
Chairman and Chief Executive Officer
(Principal Executive Officer)
Date: May 13, 2008

By:	/s/ Michael Sloan
Michael Sloan
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 13, 2008

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