Form 10-Q
period 2008-06-30
COLUMBUS ACQUISITION CORP
filed 2008-08-14
CIK 1381526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of outstanding shares of the registrant’s common stock as of August 12, 2008 was 17,500,000.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash	$103,358	$84,716
Investments held in trust	111,871,109	113,015,340
Deferred underwriter commissions held in trust	3,450,000	3,450,000
Prepaid expenses	129,102	19,370

Total current assets	115,553,569	116,569,426

Deferred tax asset	434,000	144,000

Total assets	$115,987,569	$116,713,426

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	$185,140	$83,296
Income tax payable	-	1,582,000
Deferred interest	302,287	25,762
Due to underwriter	3,450,000	3,450,000

Total liabilities	3,937,427	5,141,058

Common stock subject to possible conversion - 4,311,063 shares	32,979,628	32,979,628

Commitments

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued or outstanding
Common stock, $0.0001 par value, 39,000,000 shares authorized; 17,500,000 shares (which includes 4,311,063 subject to possible conversion) issued and outstanding at June 30, 2008 and December 31, 2007, respectively	1,750	1,750
Additional paid-in capital	77,027,865	77,027,865
Retained earnings accumulated during the development stage	2,040,899	1,563,125
Total stockholders' equity	79,070,514	78,592,740

Total liabilities and stockholders' equity	$115,987,569	$116,713,426

See Notes to Unaudited Condensed Financial Statements

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Period from August 1, 2006 (Inception) to June 30, 2008

Interest income	$584,224	$632,024	$1,452,657	$632,024	$4,887,235

Formation and operating costs	(222,259)	(43,878)	(490,883)	(44,878)	(924,336)

Income before provision for income taxes	$361,965	$588,146	$961,774	$587,146	$3,962,899

Provision for income taxes	(188,000)	(237,187)	(484,000)	(237,187)	(1,922,000)

Net income (loss)	$173,965	$350,959	$477,774	$349,959	$2,040,899

Net income per common share - basic and diluted	$.01	$.04	$.03	$.05	$.18

Weighted average number of common shares outstanding - basic and diluted	17,500,000	9,917,582	17,500,000	6,540,055	11,524,107

See Notes to Unaudited Condensed Financial Statements

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit) Accumulated During the Development Stage	Stock- holders Equity

Issuance of common stock on August 10, 2006 at $0.008 per share to initial stockholders	3,125,000	$313	$24,687		$25,000

Net loss for the period from August 1, 2006 (inception) to December 31, 2006				(1,453)	(1,453)

Balance at December 31, 2006	3,125,000	313	24,687	(1,453)	23,547

Sale of private placement warrants at $1.00 per warrant			3,650,000		3,650,000

Sale of 14,375,000 units net of underwriter discount and offering expenses(including 4,311,063 shares subject to possible conversion) at $8.00 per unit	14,375,000	1,437	106,332,706		106,334,143

Reclassification from stockholders' equity of proceeds from sale of 4,311,063 shares subject to possible conversion			(32,979,628)		(32,979,628)

Sale of underwriters' purchase option			100		100

Net income for the year ended December 31, 2007				1,564,578	1,564,578

Balance at December 31, 2007	17,500,000	1,750	77,027,865	1,563,125	78,592,740

(Unaudited)
Net income for the six months ended June 30, 2008				477,774	477,774

Balance, June 30, 2008	17,500,000	$1,750	$77,027,865	$2,040,899	$79,070,514

See Notes to Unaudited Condensed Financial Statements

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Period from August 1, 2006 (Inception) to June 30, 2008
Cash flows from operating activities:
Net income	$477,774	$349,959	$2,040,899
Adjustments to reconcile net income to net cash used in operating activities:
Interest on investment held in trust	(1,729,182)	(632,024)	(5,189,522)
Deferred tax asset	(290,000)	-	(434,000)
Prepaid expenses	(109,732)	(38,972)	(129,102)
Accrued expenses	101,844	25,268	185,140
Income tax payable	(1,582,000)	237,187	-
Deferred interest	276,525	-	302,287
Net cash used in operating activities	(2,854,771)	(58,582)	(3,224,298)

Cash flows from investing activities:
Cash deposit in trust accounts	-	(113,400,000)	(113,400,000)
Disbursement from investments held in trust	2,873,413	145,000	3,268,413
Net cash (used in) provided by investing activities	2,873,413	(113,255,000)	(110,131,587)

Cash flows from financing activities:
Proceeds from public offering	-	115,000,000	115,000,000
Payments of public offering costs	-	(5,085,330)	(5,215,857)
Proceeds from private placement of warrants	-	3,650,000	3,650,000
Proceeds from note payable to stockholder	-	-	150,000
Repayment of note payable to stockholder	-	(150,000)	(150,000)
Proceeds from sale of shares of common stock	-	-	25,000
Proceeds from underwriters purchase option	-	100	100
Net cash provided by financing activities	-	113,414,770	113,459,243

Net increase in cash	18,642	101,188	103,358

Cash, beginning of period	84,716	43,020

Cash, end of period	$103,358	$144,208	$103,358

Supplemental disclosure of non-cash financing activities:

Accrual of deferred underwriting fees	$-	$3,450,000	$3,450,000

See Notes to Unaudited Condensed Financial Statements

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and nature of business operations:

Basis of Presentation:

The accompanying condensed financial statements of Columbus Acquisition Corp. (the “Company,” “we,” “us” and terms of similar import, as the context may require) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial statements. Accordingly, the accompanying condensed financial statements included in this quarterly report on Form 10-Q do not include all information and notes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of our management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the financial statements included in this quarterly report on Form 10-Q. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2008 or for any subsequent period. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2007 (our “Annual Report”), as filed with the U.S. Securities and Exchange Commission on March 27, 2008 The accounting policies used in preparing these unaudited financial statements are consistent with those described and used to prepare the audited financial statements included in our Annual Report. The December 31, 2007 balance sheet and statement of stockholders’ equity for the period ended December 31, 2007 have been derived from those audited financial statements.

We were incorporated in Delaware on August 1, 2006 as a blank check company with the objective to acquire a currently unidentified operating business or businesses through a merger, stock exchange, asset acquisition or similar business combination (a “Business Combination”).

Going concern consideration – If we are unable to complete a business combination by May 18, 2009 we will be forced to liquidate. Currently, we are rigorously evaluating several opportunities for potential targets, however have not yet entered into any definitive agreements toward a transaction. There is no assurance that we will successfully complete a Business Combination by May 18, 2009. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The registration statement for our initial public offering (the “Public Offering”) for the sale of units (“Units”) was declared effective by the SEC on May 18, 2007. Each Unit that we issued and sold in our Public Offering consists of one share of our common stock, $0.0001 par value (“common stock,” and each share of common stock, a “common share”), and one warrant (a “Warrant”) that entitles the holder thereof to purchase from us one Common Share at a price of $6.00 commencing on the later of the date that we complete a Business Combination with an operating company and May 18, 2008, (see Note 3). At the closing of our Public Offering on May 23, 2007, we received net proceeds of approximately $113,400,000, including $3,650,000 from the private placement (the “Private Placement”) of 3,650,000 insider warrants (“Insider Warrants”) to certain of our officers, directors and stockholders. Our Insider Warrants are identical to the Warrants that we issued and sold in our Public Offering, except that the purchasers of our Insider Warrants have waived their rights to receive any distributions with respect to their Insider Warrants and underlying common shares in the event we do not complete a business combination and are required to liquidate (as described below).

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and nature of business operations (continued):

Our management has broad discretion with respect to the specific application of the net proceeds of our Public Offering, although substantially all of the net proceeds of our Public Offering are required to be applied toward consummating a Business Combination with an operating business. Furthermore, we cannot assure you that we will be able to successfully effect a Business Combination. Upon the closing of our Public Offering and Private Placement, $113,400,000, including $3,450,000 of the underwriters' deferred discounts and commissions (as described in Note 3), was deposited in a trust account (“Trust Account”) and invested in a money market fund solely invested in U.S. government securities. The Trust Account will continue to be maintained until the earlier of (i) the consummation of our first Business Combination or (ii) our liquidation. The funds placed in the Trust Account may not be protected from third party claims against us. Although we have sought, and will continue to seek, to have all vendors, prospective target businesses or other entities we engage, execute agreements with us waiving any right, title, interest or claim of any kind in or to any funds held in the Trust Account, there is no guarantee that they will execute such agreements. One of the our directors has agreed that he will be personally liable under certain circumstances to ensure that the funds held in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered by, contracted for or products sold to us. However, we cannot assure you that this director will be able to satisfy those obligations. The remaining net proceeds from our Public Offering that are not held in the Trust Account, plus up to $1,750,000 in interest on funds held in the Trust Account, may be used to pay for fees and expenses relating to business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

After we sign a definitive agreement for a Business Combination (as to which no assurance can be given), we are required to submit such transaction to our stockholders for their approval. In the event that stockholders owning 30% or more of our common shares included in our Units sold in the Public Offering vote against a particular Business Combination and exercise their conversion rights described below (“Dissenting Stockholders”), we will not consummate such Business Combination. All of our stockholders prior to the Public Offering, including all of our officers and directors (the “Initial Stockholders”), have agreed to vote the 3,125,000 common shares they acquired before our Public Offering, as well as any of our common shares acquired by them in connection with or following our Public Offering, in accordance with the vote of the majority in interest of all of our other stockholders (the “Public Stockholders”) with respect to any Business Combination. These voting safeguards will no longer exist, and will terminate, after we complete a Business Combination (as to which no assurance can be given).

Any Dissenting Stockholder may require us to redeem his or her common shares for cash. The per share redemption price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the related Business Combination, divided by the number of common shares held by Public Stockholders at the time our Public Offering was consummated. Accordingly, Public Stockholders holding 29.99% of the aggregate number of common shares owned by all Public Stockholders may elect to not approve the proposed Business Combination and request that we redeem their common shares in connection with, and as a condition to the consummation of, such Business Combination. Such Dissenting Stockholders are entitled to receive their pro rata share of the amount held in the Trust Account, which includes the underwriters’ discount and commission of $3,450,000 that was deferred by the underwriters of our Public Offering as described in Note 3, less the amount of distributions from the Trust Account that were made to fund our working capital requirements and amounts we paid or accrued for taxes, computed without regard to the common shares held by our Initial Stockholders. Accordingly, a portion of the net proceeds from our Public Offering (29.99% of the amount held in the Trust Fund) has been classified on the accompanying June 30, 2008 condensed balance sheet as “common stock subject to possible conversion.”

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and nature of business operations (concluded):

Our amended and restated certificate of incorporation provides that we will continue in existence only until May 18, 2009, which is exactly 24 months from the effective date of our Public Offering. If we have not completed a Business Combination by that date, our corporate existence will cease and we will dissolve and liquidate for the purposes of winding up our affairs. In the event of liquidation, it is likely that the per share value of our residual assets remaining available for distribution (including assets held in the Trust Account) will be less than the offering price per share in our Public Offering (assuming no value is attributed to the Warrants comprising a portion of the Units sold in our Public Offering, as discussed in Note 3).

In the event we are forced to liquidate, our Initial Stockholders have waived their right to receive distributions with respect to the common shares they purchased prior to our Public Offering.

Note 2 - Summary of significant accounting policies:

Investments held in trust:

Investments held in trust consist of taxable and tax-free investments in money market funds.

Concentration of credit risk:

Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and investments held in trust. We may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, our management believes we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Fair value of financial instruments:

The fair values of our assets and liabilities that are defined as financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 107 “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheets at June 30, 2008 and December 31, 2007.

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued):
New accounting pronouncements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. SFAS 157 also expands the disclosures related to fair value measurements used to value assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on our financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141R”) which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will have an impact to the Company for any acquisitions on or after January 1, 2009.

 In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the for ownership interests in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We believe that SFAS 160 should not have a material impact on our financial position or results of operations.

No other recently issued accounting pronouncements that became effective during the six months ended June 30, 2008 or that will become effective in a subsequent period has had or is expected to have a material impact on our financial statements.

Net income per common share:

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share reflects the additional dilution for all potentially dilutive securities such as outstanding warrants and the underwriters' option described in Note 3. We have not considered the effect of our Warrants outstanding as of June 30, 2008 for the purchase of 18,025,000 common shares issued in connection with our Public Offering described in Note 3 in our computation of diluted net income per share, because the ability of the holders of our warrants to exercise their warrants depends upon our consummation of a Business Combination on or prior to May 18, 2009. We also have not considered the effect of the option we sold to the underwriters in our Public Offering to purchase an aggregate of 625,000 Units (the “Underwriters’ Units”) at a price of $10.00 per Underwriter’s Unit, because the average market price of our Units through June 30, 2008 was less than the $10.00 exercise price per Underwriters’ Unit.

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (concluded):

Income taxes:

We account for income taxes pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or benefit is the tax payable (including any interest and penalties incurred during the period) or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Our actual results could differ from those estimates.

Note 3 - Initial public offering and value of unit purchase option:

On May 23, 2007, we completed the sale of 14,375,000 Units at a price of $8.00 per Unit, including 1,875,000 Units sold to the underwriters of our Public Offering pursuant to the exercise of their over-allotment option. Each Unit consists of one common share and one redeemable Warrant. Accordingly, we issued 14,375,000 common shares and 14,375,000 Warrants to purchasers of our Units in our Public Offering. Each Warrant entitles the holder to purchase one common share from us at a price of $6.00 commencing on the later of (i) the time we complete a Business Combination or (ii) one year from the effective date of our Public Offering, and expires four years from the effective date of our Public Offering, unless earlier redeemed. We may redeem our Warrants at a price of $0.01 per Warrant upon 90 days' notice after the Warrants become exercisable, only in the event that the last per share sale price of our common stock is at least $11.50 for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in our Public Offering, we are required to use our best efforts to maintain the effectiveness of the registration statement covering the Warrants. We will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time the Warrants are exercised. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of our Warrants will not be entitled to exercise such Warrants and in no event (whether in the case of a registration statement not being effective or otherwise) will we be required to net cash settle the warrant exercise. Consequently, our Warrants may expire unexercised and unredeemed.

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 - Initial public offering and value of unit purchase option (continued):
In connection with our Public Offering, we paid Lazard Capital Markets LLC, the managing underwriter of our Public Offering, underwriting discounts and commissions of 7% of the gross proceeds from our Public Offering ($8,050,000), of which $3,450,000, or 3% of the gross proceeds from our Public Offering, were deposited in the Trust Account (where they continue to be held). The Trust Funds are payable only when we consummate a Business Combination, if at all. If a Business Combination is approved by our Public Stockholders, those Public Stockholders who voted against that Business Combination and properly exercised their conversion rights will also be entitled to their pro rata share of the deferred underwriters' discount and commission.

On May 30th, 2007, the Warrants and the Units commenced trading separately.

Simultaneously with the consummation of our Public Offering, certain of our Initial Stockholders purchased 3,650,000 Insider Warrants at a purchase price of $1.00 per Insider Warrant in the Private Placement. The proceeds of $3,650,000 were placed in the Trust Account. The Insider Warrants are identical to the Warrants underlying the Units sold in our Public Offering, except that if we call the Warrants for redemption, the Insider Warrants will be exercisable on a cashless basis as long as they are still held by the purchasers. The purchasers of the Insider Warrants have agreed that they will not sell or transfer the Insider Warrants until 90 days after the completion of a Business Combination (as to which no assurance can be given).

In connection with our Public Offering, we also sold an option to the underwriters, for $100, to purchase up to a total of 625,000 Underwriters’ Units at a price of $10.00 per Underwriter’s Unit (the “Purchase Option”). The Underwriters Units are identical to the Units we offered and sold in our Public Offering. The Purchase Option and the securities underlying the Purchase Option were also included and registered under the registration statement that we filed in our Public Offering. The Purchase Option has a term of five years.

The sale of the Purchase Option was accounted for as an equity transaction on the basis of the proceeds received of $100, and not on the basis of the fair value of the securities sold. We have determined, based upon a Black-Scholes model, that the fair market value of the Purchase Option on the date of grant was approximately $1,762,500, using an expected life of five years, volatility of 41% and a risk-free interest rate of 4.5%.

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 - Initial public offering and value of unit purchase option (concluded):

Our securities have no trading history. As a result, it is not possible to value the Purchase Option based on historical trades of our securities. In order to estimate the value of the Purchase Option for disclosure purposes, we considered the historic volatilities of publicly traded blank check companies that have completed business combinations. The average volatility of the representative companies was calculated to be 41%. Management believes that this volatility is a reasonable benchmark to use in estimating the value of the Purchase Option. The actual volatility of the Units will depend on many factors that cannot be ascertained at this time.

The Purchase Option may be exercised for cash or on a “cashless” basis, at the holder's option, such that the holder may use the appreciated value of the Purchase Option (the difference between the exercise price of the Purchase Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the Purchase Option without the payment of any cash. We will have no obligation to net cash settle the exercise of the Purchase Option or the Warrants underlying the Purchase Option. The holder of the Purchase Option will not be entitled to exercise the Purchase Option or the Warrants underlying the Purchase Option unless a registration statement covering the securities underlying the Purchase Option is effective or an exemption from a registration is available. If the holder is unable to exercise the Purchase Option or the underlying Warrants, the Purchase Option or Warrants, as applicable, will expire worthless.

Note 4 – Investments held in trust:

Investments held in trust consist of taxable and tax-free investments in money market funds. Reconciliation of investments held in trust is as follows:

	Six Months Ended June 30, 2008	August 1, 2006 (inception) to June 30, 2008

Investments held in trust- beginning of period	$116,465,340	$-

Contribution to trust (including deferred underwriter commission)	-	113,400,000

Interest income received	1,729,182	5,189,522

Withdrawals to fund operations	(350,000)	(745,000)

Withdrawals to pay income and franchise taxes	(2,523,413)	(2,523,413)

Total investments held in trust	$115,321,109	$115,321,109

At June 30, 2008, $1,005,000 remains available for working capital purposes from the investments held in the Trust Account.

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 - Related party transactions:

We have agreed to pay to an affiliate of certain members of the Company's management team a monthly fee of $7,500 for office space and general and administrative services. Services will terminate upon the earlier of the time that we either (i) consummate a Business Combination or (ii) the liquidate. Payments since inception and for the six months ended June 30, 2008, relating to this agreement totaled $97,000 and $45,000, respectively.

Note 6 – Income Taxes:

The provision for income taxes consists of the following:

Federal	$487,000
State and local	287,000
Deferred	(290,000)

Total	$484,000

Significant components of the Company’s deferred tax assets are as follows:

Expenses deferred for income tax purposes	$396,000
Revenue deferred for book purposes	138,000
Less: Valuation Allowance	(100,000)

Total	$434,000

Management has recorded a valuation allowance against a portion of its state and local deferred tax asset because it believes that we will not be able to fully utilize this asset based on current operations at June 30, 2008.

Our effective tax rate was approximately 50.30% for the six month period ended June 30, 2008.

During the six months ended June 30, 2008 we paid $2,453,750 for federal, state and local income taxes.

Note 7 - Preferred stock:

We are authorized to issue up to 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors. No preferred shares had been issued as of June 30, 2008.

Note 8 - Reserved shares:

At June 30, 2008, a total of 19,275,000 common shares were reserved for issuance upon the exercise of Warrants and the underwriters' Purchase Option.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview:

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q.

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

Through June 30, 2008, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the three and six month periods ended June 30, 2008, we earned $584,224 and 1,452,657, respectively, in interest income, all of which was received as of June 30, 2008.

For the three and six month periods ended June 30, 2008, we paid or incurred an aggregate of approximately $222,259 and $490,883, respectively, in expenses for the following purposes:

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

We will continue to earn interest on the trust account to finance our operations (limited to $1,750,000 plus any amounts we may need to pay our income or other tax obligations) prior to consummating a business combination. We currently believe that we have sufficient available funds to complete our efforts to effect a business combination with an operating business on or prior to May 18, 2009. However, we cannot assure you that this will be the case. Please refer to Item 1A of Part II of this quarterly report (and the discussion of risk factors that have been incorporated in this quarterly report by reference to the discussion under the heading “Risk Factors” that is contained in our annual report on Form 10-K for the year ended December 31, 2007 that we filed with the SEC) for a detailed discussion of the many risks to which we are subject with one or more operating businesses, a number of which (if they were to materialize) could adversely impact our ability to effect a business combination. As of June 30, 2008, approximately $745,000 of working capital has been funded from the interest earned from the funds held in the trust account, and an additional $1,005,000 from interest earned on the funds held in the trust account will be available to fund our future working capital requirements until such time, if any, that we complete a business combination. We have incurred, and expect to continue to incur, expenses principally for the following purposes:

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

To the extent we incur expenses prior to the completion of a business combination in excess of the $1,750,000 (plus any amounts we may need to pay our income or other tax obligations) available to us from the interest earned on the trust account, we intend to pay such excess expenses from working capital available to us following the consummation of a business combination. If we do not complete a business combination, one of our directors has agreed to indemnify us against any claims by any vendor, prospective target business, or other entities that are owed money from us for services rendered or products sold to us that would reduce the amount of the funds in the trust account.

Since June 1, 2007, we have paid a monthly fee of $7,500 to Renova U.S. Management LLC, an affiliate of certain members of our management team, for office space and certain administrative, technology and secretarial services provided to us by that company. We expect to continue to pay this monthly fee until such time, if any, that we effect a business combination.

We may use substantially all of the proceeds held in trust, other than the deferred underwriting discounts and commissions of $3,450,000 and amounts used for working capital and for taxes, to acquire one or more target business. However, we may not use all the proceeds held in the trust account in connection with a business combination, either because the consideration for the business combination is less than the total proceeds that are then held in the trust account or because we finance a portion of the consideration by issuing our capital stock or debt securities, if the business combination is structured in that manner and such alternative is then available. In that event, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses. The operating business or businesses that we acquire in such business combination or business combinations must have, individually or collectively, a fair market value equal to 80% of our net assets at the time of such business combination or business combinations (excluding deferred underwriters’ discounts and commissions of $3,450,000). If we complete multiple business combinations that collectively have a fair market value of 80% of our net assets, then we would require that such transactions be completed simultaneously. We do not currently anticipate that we will complete a business combination with more than one operating business; however, we cannot assure you at this time that we will not do so.

We have reviewed, and continue to review, a number of opportunities to enter into a business combination with an operating business; however, all of our discussions to date with target companies have been preliminary in nature. Accordingly, we are not able to determine at this time whether we will complete a business combination with any of the target companies that we have reviewed or with whose management we have had discussions, or with any other target company, or the likelihood thereof.

We are unable to assure you that our plans to consummate a business combination will be successful or successful within the target business acquisition period, which ends on May 18, 2009. This factor, among others, raises substantial doubts about our ability to continue operations as a going concern. Our condensed financial statements, which are included in this quarterly report, do not include any adjustments that may result from the outcome of this uncertainty.

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

Results of Operations:

Our net income of $173,965 for the three months ended June 30, 2008 was comprised of $584,224 of interest income on investments held in trust, offset by formation and operating costs of $222,259 and a provision for income taxes of $188,000.

Our net income of $350,959 for the three months ended June 30, 2007 was comprised of $632,024 of interest income on investments held in trust, offset by formation and operating costs of $43,878 and a provision for income taxes of $237,187.

Our net income of $477,774 for the six months ended June 30, 2008 was comprised of $1,452,657 of interest income on investments held in trust, offset by formation and operating costs of $490,883 and a provision for income taxes of $484,000.

Our net income of $349,959 for the six months ended June 30, 2007 was comprised of $632,024 of interest income on investments held in trust, offset by formation and operating costs of $44,878 and a provision for income taxes of $237,187.

Our net income of $2,040,899 for the period from inception (August 1, 2006) through June 30, 2008 was comprised of $4,887,235 of interest income on invested cash, offset by formation and operating costs of $924,336 and a provision for income taxes of $1,922,000.

Liquidity and Capital Resources:

As of June 30, 2008, approximately $115,321,109 was held in trust and $1,005,000 was available to us to pay for fees and expenses relating to business, legal and accounting due diligence on prospective target companies and continuing general and administrative expenses, after giving effect to our withdrawal of approximately $3,268,413 (of a total of $5,189,522) of interest earned on the funds held in the trust account through such date. Of the total amount held in the trust account, $3,450,000 will be paid to the underwriters of our initial public offering at such time, if any, as we complete a business combination with a target company, less up to approximately $1,034,655 that will be distributed to our public stockholders who elect to receive their pro rata share of the trust fund and do not approve the business combination that we complete, as described in Note 1 of our condensed financial statements . If we do not complete a business combination with a target company and are forced to liquidate, the entire deferred underwriters’ discounts and commissions of $3,450,000 will remain in the trust fund and be distributed to our public stockholders. We have used approximately $745,000 of the $3,268,413 that we have withdrawn from the trust account through June 30, 2008 to pay fees and expenses relating to our activities in connection with identifying and conducting the related due diligence with respect to companies that we have considered as possible candidates with which we would complete a business combination, and for general corporate purposes. The balance of $2,523,413 of interest that we have withdrawn from the trust account has been used to fund our actual and estimated income taxes relating to interest income earned on the funds held in the trust account. The following table shows the total funds held in the trust account as of June 30, 2008:

Net proceeds from our initial public offering and private placement of warrants to Columbus Holdings placed in trust	$109,950,000

Deferred underwriters’ discounts and commissions	$3,450,000

Total interest received to date	$5,189,522

Less:
Interest income disbursed to us for working capital	$(745,000)

Interest income disbursed to us to fund our income and other tax obligations	$(2,523,413)

Total amount of interest income withdrawn from trust fund	$(3,268,413)

Total funds held in trust account through June 30, 2008	$115,321,109

We believe that the net proceeds held in trust and the amounts available to us for working capital will be sufficient to allow us to identify evaluate suitable target companies and ultimately consummate a business combination. However, because we have not yet identified with any degree of certainty any particular target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds held in trust prove to be insufficient, either because of the size of the target business, the depletion of the available net proceeds expended in search of a target business, or our obligation to convert into cash up to 29.99% of our common shares held by the public stockholders that elect to receive their pro rata share of the trust fund and do not approve the business combination as described in Note 1 of our condensed financial statements, we may be required to seek additional financing through the issuance of additional shares of our common or preferred stock, or obtain acquisition financing from a commercial or other lender, to complete a business combination. As of the date of this quarterly report and since at least mid-2007, the financial markets generally, and the credit markets in particular, are and have been experiencing substantial turbulence and turmoil, and extreme volatility, both in the United States and, increasingly, in other markets worldwide. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require or are relying upon additional financing to complete a business combination, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. To the extent that additional financing is not available when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek to effect a business combination with an alternative target business. If we fail to complete a specific business combination after expending substantial management time and attention and substantial costs for accountants, attorneys, and others, such costs likely would not be recoverable, which would be likely to have a material adverse effect our subsequent ability to locate and engage in a business combination with another target business on or before May 18, 2009. In addition, even if we do not need additional financing to consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure such financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with, or following, a business combination.

The initial target business or businesses with which we effect a business combination must have a total fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriters' discounts and commissions of $3,450,000). However, we may not use all of the proceeds held in the trust account in connection with a business combination, either because the consideration for the business combination is less than the proceeds held in trust or because we finance a portion of the consideration through the issuance of our capital stock or debt securities. In that event, the proceeds held in the trust account as well as any other net proceeds not expended to complete the business combination will be used to finance the operations of the target business or businesses.

We may issue additional shares of our capital stock or our debt securities to finance a business combination. The issuance of additional capital stock (currently 2,225,000 authorized but unissued and unreserved common shares available for issuance), including upon conversion of any convertible debt securities we may issue, or the incurrence of debt, could have material consequences on our business and financial condition. The issuance of additional shares of our capital stock (including upon conversion of convertible debt securities):

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

We will be forced to liquidate if we are unable to complete a business combination on or prior to May 18, 2009 (24 months from the effective date of our initial public offering and approximately nine months from the date of this quarterly report). If we are forced to liquidate, the per share liquidation amount may be less that the initial per unit public offering price of our common shares because of the underwriting commissions and expenses related to our public offering and because of the value of the warrants included in the units we sold in our initial public offering. Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction in the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not paid by us. Furthermore, our warrants will expire worthless if we liquidate before we complete a business combination.

For more detailed descriptions of the proceeds generated in our initial public offering and a discussion of the use of such proceeds, we refer you to Notes 1 and 3 of our condensed financial statements included in Item 1 of Part I of this quarterly report, and the discussion under Item 2 of Part II of this quarterly report.

Forward Looking Statements:

This quarterly report contains forward-looking statements that involve assumptions and describe our future plans, strategies and expectations, and are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “plans,” “intend” or “project” and “continue” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors including, but not limited to, those presented under “Risk Factors” included in Item 1A of our annual report on Form 10-K for the year ended December 31, 2007.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

To date, our efforts have been limited to organizational activities, activities relating to our initial public offering and the identification of a target business; we have neither engaged in any operations nor generated any revenues, other than income from the interest earned on the funds held in the trust account. As the proceeds from our initial public offering held in trust have been invested in short term investments, our only market risk exposure relates to fluctuations in interest rates.

The proceeds of $113,400,000 from our initial public offering, including $3,650,000 of proceeds from the private placement sale of 3,650,000 insider warrants to certain of our officers, directors and stockholders, that are held in trust (including approximately $3,450,000 of deferred underwriting discounts and commissions) have been invested in a money market fund that invests principally in short-term securities issued or guaranteed by the United States. As of August 8, 2008, the effective annualized interest rate payable on our investment was approximately 2.25%. Assuming no other changes to our holdings as of August 8, 2008, a 1% decrease in the underlying interest rate payable on our investment as of August 8, 2008 would result in a decrease of approximately $285,000 in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders' equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on August 1, 2006. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, we, including our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including our chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting since our inception on August 1, 2006 through June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2007 that we filed with the SEC. You should consider carefully all of the material risks described in such registration statement, before making a decision to invest in our securities. If any of the events described therein occur, our business, financial condition and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment in our company.

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
Date: August 12, 2008

By:	/s/ Michael Sloan
Michael Sloan
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 12, 2008

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