Form 10-K
period 2008-12-31
COLUMBUS ACQUISITION CORP
filed 2009-02-23
CIK 1381526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-33467

COLUMBUS ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	20-533217
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

153 E. 53rd Street, 58th floor
New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 418-9600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	NYSE Alternext US LLC
Warrants, each exercisable to purchase one share of Common Stock	NYSE Alternext US LLC
Units, each consisting of one share of Common Stock and one Warrant	NYSE Alternext US LLC

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

There aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $110,543,750 as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter).  In determining the market value of the voting or non-voting common equity held by non-affiliates of the registrant, securities of the registrant beneficially owned by the directors and officers of the registrant have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of February 23, 2009 was 17,500,000.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PART I

Item 1.	Business

We refer to Columbus Acquisition Corp. as “we,” “us,” “our” or “Columbus” throughout this annual report.

Overview

We are a blank check company incorporated in Delaware on August 1, 2006 to serve as a vehicle to effect a Merger, capital stock exchange, asset acquisition or similar business combination with one or more operating businesses, which we refer to as a “business combination,” that we believe has significant growth potential.

In August 2006, in connection with our formation and initial capitalization, Columbus Acquisition Holdings LLC purchased 3,125,000 shares of our common stock (which we refer to as the “initial shares”) for a purchase price of approximately $0.008 per share, or an aggregate purchase price of $25,000.  We refer to Columbus Acquisition Holdings LLC as “Columbus Holdings” in this annual report.  Andrew Intrater, our Chairman and Chief Executive Officer, controls Columbus Holdings in his capacity as its sole managing member. Mr. Intrater, Jason Epstein, Paul F. Lipari and Michael Sloan, each of whom is a member of our management team, as well as Jay M. Haft and Marceau Schlumberger, are each members of Columbus Holdings.  Columbus Holdings subsequently transferred 30,000 of these shares to each of Barry J. Rourke, Eric Zachs, Rolf Zimmermann and Jason Lustig, each of whom is a member of our board of directors, and 312,500 of these shares to Michael W. Ernestus, who is also a member of our board of directors and serves as our President.  Messrs. Intrater, Epstein, Lipari, Haft and Sloan, through their respective ownership of the Series A membership interests in Columbus Holdings, may be deemed to beneficially own 2,692,500, 437,500, 437,500, 281,250 and 376,111 shares of our common stock, respectively. Columbus Holdings and our officers and directors have waived their right to receive distributions with respect to their initial shares upon our liquidation if we are unable to consummate a business combination on or before May 18, 2009. Accordingly, the initial shares will be worthless if we do not consummate a business combination on or prior to such date.  We sometimes refer to Columbus Holdings, the beneficial owners of Columbus Holdings and Messrs. Ernestus, Rourke, Zachs, Zimmerman and Lustig as our “Founders” in this annual report.

On May 23, 2007, we completed our initial public offering of 12,500,000 units, and an additional 1,875,000 units relating to the full exercise of the underwriters' over-allotment option.  Each unit consists of one share of our common stock and one warrant.  Each warrant entitles the holder to purchase one share of our common stock from us at a price of $6.00 commencing on the later of the date that we complete a business combination with an operating company and May 18, 2008.  We refer to our shareholders who hold the common shares issued in our initial public offering as our “public shareholders.”  At the closing of our initial public offering, we paid $4,600,000 in underwriting discounts and approximately $600,000 for offering-related costs and expenses, and the balance of $3,450,000 of underwriting discounts and commissions was deferred and has been placed in the trust account as described below.

Columbus Holdings also purchased 3,650,000 warrants (which we refer to as “insider warrants”) on a private placement basis simultaneously with the consummation of our initial public offering, for a purchase price of $1.00 per warrant, or an aggregate purchase price of $3,650,000.  No underwriting discounts or commissions were paid with respect to this private placement of our insider warrants.  Columbus Holdings is not able to exercise its insider warrants if holders of the warrants issued in our initial public offering are not able to exercise their warrants.  The insider warrants are identical to warrants issued in our initial public offering (which we refer to as “public warrants”), except that if we call the public warrants for redemption, the insider warrants may be exercised on a “cashless” basis so long as they are held by Columbus Holdings or its permitted transferees.  Messrs. Intrater, Epstein, Lipari, Haft and Sloan, through their respective ownership of the Series B membership interests in Columbus Holdings, may be deemed to beneficially own 1,456,350, 653,350, 653,350, 467,200 and 419,750 insider warrants, respectively, and the same number of additional shares of our common stock underlying these insider warrants.  Additionally, Columbus Holdings has agreed that it will not sell or otherwise transfer these insider warrants until such time, if any, as we shall have completed a business combination with an operating business.   Accordingly, the insider warrants, and any warrants purchased by our officers or directors in the open market following our initial public offering, will be worthless if we do not consummate a business combination on or before May 18, 2009.

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

We will continue to earn interest on the trust account prior to consummating a business combination, and will use interest to pay franchise tax and income tax and up to $1,750,000 of such interest to fund our expenses related to investigating and selecting a target business and our other working capital requirements.  Our initial business combination must be with a target business or businesses with a fair market value of at least 80% of the balance in the trust account at the time of such business combination (excluding the deferred underwriting discounts and commissions of approximately $3,450,000 described above).  We currently believe that we have sufficient available funds to effect a business combination with an operating business on or prior to May 18, 2009.  However, we cannot assure you that this will be the case.  Please refer to Item 1A of Part I of this annual report under the heading “Risk Factors” for a detailed discussion of the many material risks to which we are subject, a number of which (if they were to materialize) could adversely impact our company and the value of our securities.

Our efforts in identifying a prospective target business have note been limited to a particular industry.  Instead, we have focused on industries and target business that may provide significant opportunities for growth.

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

The Proposed Business Combination with Integrated Drilling Equipment Company

General—The Merger Agreement

On December 15, 2008, our board of directors approved a business combination with Integrated Drilling Equipment Company, which we refer to as IDE.  IDE, through its subsidiaries, is an established participant in the business of manufacturing new and refurbishing existing land-based drilling rigs, rig components and rig electrical systems and providing related services to the oil and gas drilling equipment industry on a global basis.

Under the terms of an agreement and plan of merger dated as of December 15, 2008 (which we refer to as the “Merger Agreement”), IDE would merge with and into our wholly owned subsidiary, IDE Acquisition, LLC (which was newly-formed for this purpose), and IDE Acquisition, LLC will continue to exist as our wholly owned subsidiary and the surviving entity of the merger.  We refer to our proposed merger with IDE as the “Merger” throughout this annual report.  Upon completion of the Merger, we will acquire all of the outstanding shares of capital stock of IDE in exchange for:

•	$43 million in cash;

•
shares of our common stock having an aggregate value of $50 million (the value of each share will be based on the quotient of (i) the aggregate amount in our trust account, inclusive of any interest thereon, as of two business days prior to the closing date of the Merger, divided by (ii) the number of shares of our common stock issued as part of our initial public offering (we refer to this value as the “Trust Value per Share”)); and

•
additional, contingent consideration consisting of shares of our common stock having a value (based on the Trust Value per Share) of up to $156 million (which we refer to as the “Earnout Shares), subject to certain adjustments based on the of IDE at the time the Merger is completed and our performance following the Merger.  The additional, contingent consideration has been divided into two tranches, the first of which represents shares having a value of up to $50 million (which we refer to as the “First Tranche”) and is contingent on our 2009 earnings, and the second of which (which we refer to as the “Second Tranche”) represents shares having a value of up to $106 million and is contingent on our 2010 earnings.  The number of shares that may be issued in both cases will be based on the Trust Value per Share which, although presently unknown, we estimate as of December 31, 2008 to be approximately $8.01.  The issuance of the Earnout Shares is subject to the following:

Year Ending December 31,		Cumulative Earnings
2009	2010	2009 and 2010
If our Earnout EBITDA (as defined in the Merger Agreement) for the year ended December 31, 2009 is equal to or greater than $55,000,000 (which we refer to as the “First Target”), then we will issue the First Tranche of the Earnout Shares; and

We will also issue additional shares of our common stock (based on the Trust Value per Share) for every dollar by which our Earnout EBITDA for the year ended December 31, 2009 exceeds $55,000,000 (up to a maximum Earnout EBITDA of $80,000,000) (we refer to these additional shares as the “Additional First Tranche Earnout Shares”).

If our Earnout EBITDA for the year ended December 31, 2010 is equal to or greater than $78,000,000 (which we refer to as the “Second Target”), then we will issue the Second Tranche of the Earnout Shares (less any Additional First Tranche Earnout Shares issued because our 2009 Earnout EBITDA exceeded $55,000,000, as described above ) (the “Second Target Shares”).

Notwithstanding the foregoing, if our Earnout EBITDA for the year ended December 31, 2009 was less than $55,000,000, but our cumulative Earnout EBITDA for the two years ending December 31, 2010, is equal to or greater than $133,000,000, then we will issue the First Tranche of the Earnout Shares.

The maximum number of Earnout Shares that may be issued is subject to further adjustment, as follows: (i) for every dollar by which (a) a certain targeted net debt amount exceeds our net debt on the Merger closing date and/or (b) our net working capital on the Merger closing date exceeds a certain targeted net working capital amount, the Earnout Shares issuable upon the achievement of the First Target, or, if the First Target is not achieved, the Second Target, will be increased (without duplication) by an amount equal to (x) $1 divided by (y) the Trust Value per Share, and (ii) for every dollar by which (a) the net debt on the Merger closing date exceeds a certain targeted net debt amount and/or (b) a certain targeted net working capital amount exceeds the net working capital on the Merger closing date, the Earnout Shares issuable upon the achievement of the First Target, or, if the First Target is not achieved, the Second Target, will be decreased (without duplication) by an amount equal to (x) $1 divided by (y) the Trust Value per Share.  We will have the right to offer to pay up to 20% of this additional, contingent consideration in cash rather than in shares of our common stock.

Upon completion of the Merger, the holders of our shares of common stock, warrants and units will continue to own their existing shares of common stock, warrants and units, and we will change our name to “Integrated Drilling Equipment Company.”  Immediately following the completion of the Merger, we expect that the former shareholders of IDE will own between 26.3% and 32.1% of the outstanding shares of our common stock (or between 59.5% and 66.1% if the additional consideration described above is paid in full in shares of our common stock), depending on the number of our shareholders that exercise their right to have their shares converted into cash.  Such percentages do not include securities that may be purchased by IDE shareholders from third parties or in the open market at or prior to the closing of the Merger.  We intend to use our remaining cash following completion of the Merger (after accounting for shareholders that demand a cash conversion of their shares, for taxes owing and for transaction expenses) to finance our operations and future growth, if any, and to provide capital for any acquisitions.

Concurrent with the closing of the Merger, shares of our common stock having a value of $12,500,000 (based on the Trust Value per Share) of the shares to be received by IDE shareholders as Merger consideration at the closing of the Merger will be placed in escrow until ten (10) business days following the filing of our annual report on Form 10-K for the year ended December 31, 2009, to provide for the payment of any indemnification claims that we may make against IDE shareholders under the Merger Agreement.  The escrowed shares represent our sole recourse against IDE and its shareholders for indemnification claims under the Merger Agreement, subject to certain limited exceptions.

We will use the amount currently held in the trust account, which was approximately $115.1 million as of December 31, 2008, as follows:

•	Our shareholders electing to exercise their conversion rights will receive their pro rata portion of the funds deposited in the trust account; and

•
The remaining funds in the trust account after the distributions described above will be used to fund the acquisition of IDE as well as to pay transaction expenses, the deferred commission payable to the underwriters of our initial public offering and provide cash on the balance sheet to be used for potential future acquisitions, working capital and other general corporate purposes.

Approval by IDE’s Shareholders

The approval of the Merger required the affirmative vote of a majority of the outstanding shares of IDE common stock and IDE preferred stock voting as a single class.  The Merger was approved by 100% of the shareholders of IDE.

Conversion Rights

Pursuant to our amended and restated certificate of incorporation, as currently in effect, a holder of shares of our common stock issued in our initial public offering or purchased in the open market following our initial public offering may, if the shareholder votes against the Merger, demand that we convert such shares into cash.  If properly demanded, upon consummation of the Merger, we will convert each share of common stock as to which such demand has been made into a pro rata portion of the trust account which consists of approximately $115.1 million as of December 31, 2008.  Based on the amount of cash held in the trust account as of December 31, 2008, without taking into account amounts allowed to be withdrawn for working capital or amounts to pay income and franchise taxes accrued after such date, our shareholders will be entitled to convert each share of common stock that they hold into approximately $8.01 (which does not take into account our warrants or any shares of stock owned by our initial shareholders prior to our initial public offering).  If a shareholder converts its shares of common stock, it will still have the right to exercise the warrants received as part of the units in accordance with the terms thereof.  If the Merger is not completed, then these shares will not be converted into cash.  If the Merger is not completed, then no shares will be converted to cash, even if a shareholder has so elected.  The Merger will not be completed if holders of 4,312,500 or more shares of our common stock issued in our initial public offering, representing 30% or more of such shares, vote against the Merger and exercise their conversion rights.

Shareholders’ Agreement

Concurrent with the execution of the Merger Agreement, we, IDE Acquisition, our Founders and substantially all of the IDE shareholders entered into a shareholders’ agreement.  Under the shareholders’ agreement, the IDE shareholders have agreed not to transfer any shares of our common stock issued to them in the Merger and our Founders have agreed not to transfer any shares of our common stock held by them at the closing of the Merger, or received by them upon conversion of their warrants, for a period of one year after the closing of the Merger, with certain limited exceptions for private transfers (e.g., to family members and affiliates) if the transferee agrees to be bound by the terms of the transfer restrictions.  In addition, the shareholders’ agreement provides our Founders and the IDE shareholders with certain rights to require us to register their shares of our common stock under the applicable U.S. securities laws.

Also, pursuant to the shareholders’ agreement, upon the closing of the Merger, our Founders will have the right to designate one member, the IDE shareholders will have the right to designate two members to our board of directors, and four members of our board of directors will be “independent” directors (within the meaning of applicable stock exchange and Securities and Exchange Commission rules and regulations), two of which may be designated by our Founders and the other two of which may be designated by the IDE shareholders.  We anticipate that after the consummation of the Merger our Chairman, Andrew Intrater, will serve as the initial director designated by our Founders, and Stephen D. Cope and Stephen Goodland will serve as the initial directors designated by the IDE shareholders.

The director designated by our Founders and one of the directors designated by the IDE shareholders will be appointed to the class of directors with a term expiring on our third annual meeting of shareholders after consummation of the Merger.  One of the independent directors designated by our Founders, one of the independent directors designated by the IDE shareholders (who need not be independent) and one of the independent directors designated by the IDE shareholders will be appointed to the class of directors with a term expiring on our second annual meeting of shareholders after consummation of the Merger.  One of the independent directors designated by our Founders and the other independent directors designated by the IDE shareholders will be appointed to the class of directors with a term expiring on our first annual meeting of shareholders after consummation of the Merger.

The Special Meeting of Shareholders; Other Proposals

We have called a special meeting of our shareholders to consider and vote upon the proposed Merger with IDE.  We have filed a proxy statement with the Securities and Exchange Commission for the purpose of soliciting proxies from our shareholders for their vote upon the matters to be considered at the special meeting.  We have asked our shareholders to approve a number of other matters at the special meeting including (i) amendments to our amended and restated certificate of incorporation to (A) remove certain provisions containing procedural and approval requirements applicable to us as a “blank check company” prior to the consummation of the Merger that will no longer be operative after the consummation of the Merger; (B) maintain our current classified board structure following the Merger; and (C) change our name to “Integrated Drilling Equipment Company”; (ii) a new equity and incentive plan; and (iii) the right to adjourn the special meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies.  We refer to these other matters as the “Other Proposals” in this annual report.

Approval of the Merger by our Shareholders

Under the requirements of the NYSE Alternext US LLC (which we refer to as the “NYSE Alternext”) and our amended and restated certificate of incorporation, approval of the Merger requires: (i) the affirmative vote of a majority of votes cast by holders of our common stock entitled to vote at the special meeting, (ii) the affirmative vote of a majority of the shares of our common stock issued in our initial public offering that are present and entitled to vote at the special meeting, and (iii) that fewer than 30% of the shares of our common stock issued in our initial public offering vote against the Merger and demand a cash conversion of their shares, as described above.  In connection with the vote required for the Merger, our Founders have agreed to vote the shares of common stock owned or acquired by them prior to our initial public offering, representing an aggregate of approximately 17.9% of the outstanding shares of our common stock, in accordance with the majority of the shares of our common stock voted by our public shareholders.  In connection with seeking shareholder approval of the Merger and the other matters described above, we have filed with the Securities and Exchange Commission and furnished our shareholders proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, includes a description of the operations of IDE and audited historical financial statements of IDE based on U.S. generally accepted accounting principles.

Conditions to the Completion of the Merger

The obligations of Columbus, IDE and the shareholders of IDE to complete the Merger are subject to the satisfaction or waiver of specified conditions before or as of the completion of the Merger, including the approval of the Merger by our shareholders as described in the immediately preceding paragraph, including that fewer than 30% of the shares of our common stock issued in our initial public offering vote against the Merger and properly elect to convert their shares into cash pursuant to their conversion rights; the receipt of all approvals or consents of a governmental entity which are required to be obtained in connection with the Merger; the approval by our shareholders of the amendments to our amended and restated certificate of incorporation to increase our authorized capital and to remove the procedural terms relating to our status as a blank check company; and our board of directors shall have determined that the fair market value of IDE immediately prior to the consummation of the Merger is at least 80% of the value of our net assets, including the funds held in the trust account that holds our initial public offering proceeds (excluding the deferred underwriting discounts and commissions from our initial public offering).  In addition, the obligation of each of the parties to the Merger Agreement to consummate the Merger is subject to the satisfaction or waiver of a number of other conditions as set forth in the Merger Agreement.   We cannot assure you that we will be able to complete the proposed Merger pursuant to the terms of the Merger Agreement, or at all.  Further, we will not be able to consummate the Merger if our shareholders do not approve the Merger and certain of the other matters that are being voted on by them at the special meeting of shareholders.  Assuming we are not able to consummate another business combination by May 18, 2009, we will be forced to liquidate our assets.  Upon any such liquidation, the per-share liquidation distribution may be less than the initial public offering price of our units because of the underwriting commissions and expenses related to our initial public offering, our general and administrative expenses and the costs of seeking a business combination.

If permitted under applicable law, either our company or IDE may waive conditions for our or its own benefit and consummate the Merger, even though one or more of these conditions have not been met. We cannot assure you that all of the conditions will be satisfied or waived or that the Merger will occur.

Termination

The Merger Agreement may be terminated and the Merger abandoned at any time prior to the closing of the Merger: by mutual consent of the parties to the Merger Agreement; if the Merger has not been completed by May 18, 2009; and under certain other circumstances as set forth in the Merger Agreement.

Determination of Fair Market Value; Opinion of TM Capital Corp.

The fair market value of IDE was determined by our board of directors to be in excess of 80% of the value of our net assets, including the funds held in the trust account that holds our initial public offering proceeds (excluding the deferred underwriting discounts and commissions from our initial public offering).  In reaching such decision, our board considered, among other things, the opinion of TM Capital that, as of that date and based upon and subject to the factors, limitations and assumptions described in the opinion, the consideration to be paid by us pursuant to the Merger Agreement was fair from a financial point of view to the holders of our common stock, and the opinion of TM Capital that the fair market value of IDE is equal to at least 80% of the value of our net assets, including the funds held in the trust account that holds our initial public offering proceeds (excluding the deferred underwriting discounts and commissions from our initial public offering).

Recommendation of our Board of Directors

Our board of directors has unanimously determined that the Merger Agreement and the transactions contemplated thereby, including the Merger, are fair to, and in the best interests of, our company and our shareholders.  Accordingly, our board of directors has unanimously approved and declared advisable the Merger Agreement, the amendments to our amended and restated certificate of incorporation and the proposed equity and incentive plan, and has unanimously recommended that our shareholders vote or instruct their vote to be cast in favor of the approval of the Merger and these other matters.

No Assurance as to Completion of Merger

We cannot assure you that we will be able to complete the proposed Merger with IDE pursuant to the terms of the Merger Agreement, or at all.  Further, if our shareholders do not approve the Merger and certain of the other matters that are being voted on by our shareholders at our upcoming special meeting of shareholders, we will not be able to consummate the Merger.  If we do not complete the Merger with IDE and we are not able to consummate another business combination by May 18, 2009, we will be forced to liquidate our assets and the per-share liquidation distribution may be less than the initial public offering price of our units because of the underwriting commissions and expenses related to our initial public offering, our general and administrative expenses and the costs of seeking a business combination.

About Integrated Drilling Equipment Company

IDE’s Organizational History

IDE is a private company that was formed in 2008 in the State of Delaware to acquire the businesses of IEC Systems, L.P., which we refer to as “IEC,” and Advanced Rig Services, LLC, which we refer to as “ARS,” each of which were affiliated companies engaged in the business of designing, manufacturing, installing and servicing oil and gas drilling equipment..  Though IEC, IDE designs, builds and provides Silicon Controller Rectifier, or“SCR,” drive systems and provides rig electrical system design, installation and repair services for the land and offshore drilling industry.  Through ARS, IDE is a full-service provider of drilling rigs and their components used in the domestic and international land drilling industry

The following organizational chart illustrates the structure of IDE after giving effect to certain restructuring transactions effected in 2008:

IDE Business Overview

IDE and its predecessor companies have been active in providing services and products to the land drilling industry since 1991.  IDE’s principal service and product offering consists of:

•
providing a range of extensive reconfiguration and refurbishment services for land rigs, primarily to repair and extend the life of its customers’ rigs, or to adapt them for different drilling environments (e.g., international use, cold weather use, etc.);

•
manufacturing a broad range of key mechanical and electrical components for land rigs, which are used primarily in its refurbishment and reconfiguration services done by its customers, which are the land drilling service providers; and

•
manufacturing new land rigs based upon its own designs or customized to its customers’ specifications. IDE believes it is one of the two vertically-integrated land rig manufacturers in the United States.

IDE’s customers are primarily land drilling contractors in North America, South America, the Middle East, Africa, Eurasia and Russia.  IDE is currently targeting customers who intend to utilize the products and services in the international markets for the sale of its products and services based on where services are provided or on the location to which IDE has knowledge of where a product will be shipped.  During the year ended December 31, 2008, 81.0% of IDE’s revenues were international and is, therefore, less dependent upon the more volatile North American market.  Most of these activities are focused on rigs engaged in drilling activities in international markets (not the U.S. or Canada), or rigs that are being transported to those markets in the future.

IDE’s products and services are sold and marketed primarily by its own sales teams in Houston, Texas. In addition, IDE has a network of agent representatives in South and Central America, Africa and the Middle East.  IDE is also seeking to develop its business presence in Russia through relationships held by our company.

IDE’s primary operations are based at a 51,000-square-foot facility in Houston, Texas and a surrounding 30-acre rig yard which is used to execute reconfiguration and refurbishment services and manufacture and assemble new rigs.  IDE also has field service teams located in Houston and Odessa, Texas, and Oklahoma City, Oklahoma to provide diagnostic and repair services to customers worldwide.

In June 2008, IDE entered into a supplier agreement with Sherbrooke Enterprises Ltd., formerly known as FPI Holdings Company Limited (which we refer to as “Sherbrooke”), a British Virgin Islands holding company with operating subsidiaries located in the People’s Republic of China that manufactures rig subsystems and other rig components and parts.  IDE has been granted the exclusive right to resell a broad range of rig-related products sourced from Sherbrooke.  IDE believes this relationship with Sherbrooke enables it to offer additional rig equipment and packages on a cost competitive basis for customers worldwide.

IDE Products and Services

IDE is a full-service, vertically integrated provider of services and products covering all aspects of the design, manufacture, refurbish, reconfigure, assembly and testing and field servicing of land-based drilling rigs, rig parts, and rig control systems.

IDE’s range of services includes:

•	Rig refurbishment and reconfiguring;
•	Rig assembly and testing;
•	Rig design;
•	Rig field services; and
•	Full rig electrical control system services.

IDE’s product suite consists of:

•	Complete drilling rig packages;
•	Major rig components;
•	Rig subsystems and parts;
•	Rig electrical and control systems; and
•	Rig fabrication.

The principal customers for IDE’s products and services are land-based drilling contractors in North America, South America, Central America, the Middle East, Africa, Eurasia and Russia.

Business Strategy

We have identified and used the following guidelines in evaluating prospective target businesses and business combination opportunities, including IDE.

•
Established companies with positive cash flow.  We have generally sought to acquire established companies with a history of positive cash earnings before interest, taxes, depreciation and amortization.  We have not planned (nor do we currently plan) to acquire start-up companies, companies with speculative business plans or companies that we believe have significant technology risk.

•
Strong competitive position in industry.  We have analyzed the strengths and weaknesses of target businesses relative to their competitors.  The factors we have considered include product quality, customer loyalty, cost impediments associated with customers switching to competitors, patent protection, brand positioning and capitalization.  We have sought to acquire businesses that have developed strong positions within their respective markets, are well positioned to capitalize on growth opportunities and operate businesses or in industries with significant barriers to entry.  We have sought to acquire businesses that demonstrate advantages when compared to their competitors, which may help to protect their market position and profitability.

•
Experienced management team.  We have sought to acquire businesses that have experienced management teams with a proven track record for delivering growth and profits through strategic business management and effective team building.

•
Diversified customer and supplier base.  We have sought to acquire businesses that have a diversified customer and supplier base.  We believe that companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

Transaction Structures

We believe the majority of the transactions we have reviewed, including IDE, fall into one or more of the following categories:

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

Effecting a Business Combination

General

We intend to structure the Merger with IDE and the payment of the Merger consideration as described above under the heading “The Proposed Business Combination with Integrated Drilling Equipment Company—General—The Merger Agreement.” However, we cannot assure you that we will be able to complete the proposed Merger with IDE pursuant to the terms of the Merger Agreement, or at all.  If we are unable to complete our Merger with IDE, because our shareholders fail to approve the Merger or for any other reason, it is unlikely that we will have enough time to negotiate and consummate another business combination and would, therefore, be forced to liquidate our assets.

We have sought, and continue to seek to have all vendors, except for our independent accountants, prospective target businesses or other entities with whom we contract prior to completing a business combination, who we refer to as potential contracted parties or a potential contracted party, execute agreements with us waiving any right, title, interest or claim of any kind whatsoever in or to any funds held in the trust account for the benefit of our public shareholders.  Such a waiver will apply to any kind of right, title, interest or claim that a potential contracted party may have.  In the event that a potential contracted party refuses to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver.  Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver.  If a vendor or service provider or a prospective target business refuses to execute such a waiver, then Mr. Intrater will be personally liable to cover the potential claims made by such party, but only if, and to the extent that, the claims would otherwise reduce the trust account proceeds payable to our public shareholders in the event of our liquidation.

Subject to the requirement that a target business has a fair market value of at least 80% of our net assets at the time of the acquisition, as described below in more detail, our management had virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate.  Other than the broad guidelines described above, we have not established any specific attributes or criteria for prospective target businesses. Although our management has endeavored (and, if we do not complete the Merger with IDE, our management will continue to endeavor) to evaluate the risks inherent in a particular target business, including IDE, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses; Selection of a Target Business and Structuring of a Business Combination

During the period immediately subsequent to our initial public offering on May 23, 2007 through December 12, 2008, we were involved in identifying and evaluating prospective businesses regarding potential business combinations.  On May 24, 2007, the day after the consummation of our initial public offering, we convened our management to discuss and begin implementing our overall plan for identifying, evaluating and, where appropriate, pursuing potential acquisition opportunities.  After discussing the most effective means for us to cooperatively solicit opportunities, we determined that we should plan regular face-to-face meetings or telephonic conferences with our board, management and representatives to discuss and update our progress.  Given our commitment to source, review and negotiate a transaction within the prescribed timeframe, we agreed to immediately identify and begin the process of making contact with various prospective sources of deal flow, including business contacts and relationships we have established to encourage them to contact us with ideas or specific acquisition opportunities that they might have for us to consider and explore.

We were able to source opportunities both proactively and reactively, and given the mandate to find a suitable business combination partner, did not limit ourselves to any one transaction structure (e.g., cash vs. stock issued to potential seller, straight merger, corporate spin-out or management buy-out).  Proactive sourcing involved our management, among other things:

•	initiating conversations with third-party companies which we believed could make attractive combination partners;

•	attending conferences or industry events to meet prospective business combination partners;

•	contacting professional service providers (lawyers, accountants, consultants and bankers);

•	utilizing our own network of business associates and former colleagues for leads;

•	working with third-party intermediaries, including investment bankers; and

•	inquiring of business owners, including private equity firms, of their interest in selling their business.

Reactive sourcing involved fielding inquiries or responding to solicitations by either (i) companies looking for capital or investment alternatives or (ii) investment bankers or other similar professionals who represented a company engaged in a sale or fund-raising process. Columbus considered numerous companies in various industries.

In considering potential targets for a business combination, our management considered the following factors as being material to their decision:

•	financial condition and results of operations;

•	cash flow potential;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	regulatory or technical barriers to entry;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	contributions we could make to the potential target’s business;

•	relative valuation to comparable companies;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

The evaluation relating to the merits of each particular business combination that we considered, including IDE, were based, to the extent relevant, on the above factors. In evaluating each prospective business target, including IDE, our management conducted an extensive due diligence review which encompassed, among other things, business, financial and industry analysis, meetings with management, and, where applicable, inspection of facilities as well as review of financial and other information which were available.

As a result of these efforts, we initiated contact, either directly or through a third party intermediary, with over 100 potential targets.  We signed non-disclosure agreements relating to approximately 80 of these potential business combination opportunities. In addition, we received business plans, financial summaries or presentation books of at least 75 potential target companies.  We also had discussions with several target companies with which a non-disclosure agreement was not signed.  With respect to several business combination opportunities, discussions among our management and the targets included financial disclosures, reviews of potential transaction structures, preliminary estimates of transaction values and discussions of management objectives, business plans and projections.  Discussions, including introductory meetings attended by some combination of Messrs. Intrater and Ernestus, our Chairman and President, respectively, and other designated individuals on behalf of Mr. Intrater occurred with potential targets on a regular basis during the period from June 2007 through December 2008.  Our board of directors’ initial review and analysis determined that a transaction with many of the potential target companies would not be successful based on purchase price, valuation, industry, conditions and market concerns.

Based on their experience in investigating investment opportunities, our management assessed the competition for quality companies that could be a potential target for a business combination and determined that a company that our management identified as a suitable potential business combination partner would typically have several alternatives to any potential business combination with us, including remaining independent or selling itself to another third party, as well as obtaining capital either privately or publicly.  Additionally, in many cases, our management had to spend time educating a prospective business combination partner about “blank check” companies and explaining, from our management’s perspective, the benefits of a combination with our company over other alternatives that it may have been considering.  The reasons varied for why we did not reach agreement with any of these other potential business combination partners.  With respect to certain targets, our management team did not feel sufficiently comfortable with the target company’s forecasted financial performance in the likelihood that management could reach such forecasted performance.  Some of the other alternatives, although attractive, did not involve a target business with a level of familiarity with blank check companies equal to the seller’s experience in such matters.  We believed the Merger with IDE provided the most attractive option for a business combination, and the choice of the Merger proposed herein over other alternatives was less a rejection of such alternatives and more a prioritization among alternatives.

We were introduced to IDE by several investment bankers, including Ladenburg Thalmann & Co. Inc., which acted as one of the underwriters in our initial public offering and has been serving as our financial advisor since June 2008, and other third-party intermediaries.  Following extensive meetings in September 2008 between representatives of our company and IDE, including our respective financial and legal advisors, we and IDE signed a letter of non-binding letter of intent on September 18, 2008 setting forth the principal terms of the proposed Merger between IDE by Columbus, which was amended on November 12, 2008 to extend the exclusivity provision pursuant to which IDE agreed not to solicit third parties for alternative transactions.  Between October 2008 and December 2008, representatives of our company and IDE, and our respective counsel, negotiated the terms of the Merger Agreement, the proposed employment agreements for IDE’s senior executives, the Equity and Incentive Plan, the shareholders’ agreement and other agreements relating to the proposed transaction.  After the close of trading on December 12, 2008, our board unanimously approved the Merger Agreement and the transactions contemplated thereby, including the Merger.  Following the close of trading on December 15, 2008, the Merger Agreement and related documents were executed by the parties thereto and we issued a press release announcing the proposed transaction, the principal terms of which are described above under the heading “The Proposed Business Combination with Integrated Drilling Equipment Company—General—The Merger Agreement” and elsewhere in this annual report.

We believe it is unlikely that we will have sufficient funds available to us in the trust account to pay the costs associated with identifying and evaluating another target business and completing a business combination with another target business, if we are unable to complete the Merger with IDE.

Fair Market Value of Target Business

Under our amended and restated certificate of incorporation, our initial business combination must have a fair market value equal to at least 80% of the value of our net assets, including the funds held in the trust account that holds our initial public offering proceeds (excluding the deferred underwriting discounts and commissions from our initial public offering) at the time of such acquisition.  The fair market value of the target business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow, book value and, where appropriate, upon the advice of appraisers or other professional consultants.  Our board of directors engaged TM Capital in December 2008 to assist it in evaluating whether the Merger with IDE would satisfy that requirement and whether the consideration to be paid by us pursuant to the Merger Agreement is fair, from a financial point of view, to the holders of our common stock pursuant.  TM Capital has issued their opinion that (1) the consideration to be paid by us pursuant to the Merger Agreement was fair, from a financial point of view, to us and the holders of our common stock and (2) IDE has a fair market value equal to at least 80% of the value of our net assets, including the funds held in the trust account that holds our initial public offering proceeds (excluding the deferred underwriting discounts and commissions from our initial public offering).  Such opinion has been included in the proxy solicitation materials furnished to our shareholders in connection with the proposed Merger with IDE.  Based on such opinion and the evaluation of IDE’s business and prospects by our board of directors, our board determined that this 80%-requirement was satisfied.

Limited Ability to Evaluate the Target Business' Management

Although we have closely scrutinized the management of IDE, we cannot assure you that our assessment of IDE’s management will prove to be correct, or that the future management will have the necessary skills, qualifications or abilities to successfully manage its business or our company.  Assuming that we complete the Merger with IDE, substantially all of the current management of IDE will be involved with the management of our company following the Merger and will for the most part run our day-to-day operations.  In particular, Stephen D. Cope, IDE’s Chairman, Chief Executive Officer, President and Secretary, is expected to become a member of our board of directors and our Chief Executive Officer and Chairman of the Board; Stephen Goodland, IDE’s Chief Financial Officer and Treasurer, is expected to become our Chief Financial Officer; and Eric Storm, IDE’s Senior Vice President of Finance, is expected to become our Senior Vice President of Finance.  Each of Messrs. Cope, Goodland and Storm entered into employment agreements with IDE that will, upon the consummation of the Merger, become employment agreements with us.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business.  We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Conversion Rights

At the time we seek shareholder approval of any business combination, including the proposed Merger with IDE, we will offer each public shareholder the right to have its shares of common stock converted to cash if such shareholder votes against the business combination and the business combination is approved and completed.  Our initial shareholders will not have such conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether included in their initial shares or underlying units purchased by them in our initial public offering or purchased by them in the aftermarket (nor will they seek appraisal rights with respect to such shares if appraisal rights would be available to them).  The actual per-share conversion price will be equal to the amount in the trust account (a portion of which is made up of $3,450,000 in deferred underwriting discounts and commissions), inclusive of any interest thereon not previously released to us for working capital requirements, as of two business days prior to the proposed consummation of a business combination, divided by the number of shares of common stock underlying the units sold in our initial public offering.  Without taking into account any interest earned on the trust account, the initial per-share conversion price would be approximately $7.89, or $0.11 less than the per-unit initial public offering price of $8.00.

An eligible shareholder may request conversion at any time after the mailing to our shareholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the shareholder votes against the business combination and the business combination is approved and completed.

Any request for conversion, once made, may be withdrawn at any time up to the date of the shareholders’ meeting convened to vote upon the related business combination.  Furthermore, if a shareholder delivered its certificate for conversion and subsequently decided prior to the meeting not to elect conversion, it may simply request that the transfer agent return the certificate (physically or electronically).  We anticipate that the funds to be distributed to shareholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination.  Public shareholders who convert their common shares into their portion of the trust account still have the right to exercise any warrants they received that comprised a part of the units.

If a vote on our initial business combination is held and the business combination is not approved, we may continue to try to consummate a business combination with a different target until May 18, 2009.  If the initial business combination is not approved or completed for any reason, then public shareholders voting against our initial business combination who exercised their conversion rights would not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account.  Public shareholders would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account only in the event that the initial business combination they voted against was duly approved and subsequently completed, or in connection with our liquidation.  We will not complete any business combination if public shareholders, owning 30% or more of the shares underlying the units sold in our initial public offering, both exercise their conversion rights and vote against the business combination.  Accordingly, it is our understanding and intention in every case to structure and consummate a business combination in which public shareholders owning 29.99% of the shares underlying the units sold in our initial public offering may exercise their conversion rights and the business combination will still go forward.  We have set the conversion percentage at 30% in order to reduce the likelihood that a small group of investors holding a block of our common stock will be able to stop us from completing a business combination that may otherwise approved by a large majority of our public shareholders.

If the business combination is not approved or completed for any reason, then public shareholders voting against such business combination will not be entitled to convert their common shares into a pro rata share of the aggregate amount then on deposit in the trust account.  Such public shareholders would only be entitled to convert their common shares into a pro rata share of the aggregate amount then on deposit in the trust account in the event that such shareholders elect to vote against a subsequent business combination that is approved by shareholders and completed, or in connection with our dissolution and liquidation, discussed below.

Public shareholders who convert their common shares into a pro rata share of the trust account will be paid promptly their conversion price following their exercise of conversion rights and will continue to have the right to exercise any warrants they own.  The initial conversion price is approximately $7.89 per share.  Since this amount is less than the $8.00 per unit price in our initial public offering and may be lower than the market price of our common stock on the date of conversion, there may be a disincentive on the part of public shareholders to exercise their conversion rights, particularly for those shareholders who do not sell, or receive less than an aggregate of $0.11 of net sales proceeds for, the warrants included in the units, and persons who purchase common shares in the aftermarket at a price in excess of $7.89 per share.  Because converting shareholders will receive their proportionate share of deferred underwriting compensation at the time of closing of our business combination, the non-converting shareholders will bear the financial effect of such payments to both the converting shareholders and the underwriters as a consequence of the reduction in our net assets resulting from such distribution.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will continue in existence only until May 18, 2009.  If we have not completed a business combination by such date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law (which we refer to as the “DGCL” in this annual report).  This has the same effect as if our board of directors and shareholders had formally voted to approve our dissolution pursuant to Section 275 of the DGCL.  Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the DGCL removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our shareholders to formally vote to approve our dissolution and liquidation).  We view this provision terminating our corporate life by May 18, 2009 as an obligation to our shareholders.  This provision will be amended only in connection with, and upon consummation of, our initial business combination by such date.

If we are unable to complete a business combination by May 18, 2009, we will distribute to all of our public shareholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account including:

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

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution.  Our initial shareholders have waived their rights to participate in any liquidation distribution with respect to the common shares owned by them immediately prior to our initial public offering.  There will be no distribution from the trust account with respect to our warrants, which will expire worthless.  We will pay the costs of liquidation from our remaining assets outside of the trust fund.  If such funds are insufficient, Columbus Holdings has agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $10,000) and has agreed not to seek repayment of such expenses.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account , the initial per-share liquidation price would be $7.89, or $0.11 less than the per unit offering price of $8.00.  The proceeds deposited in the trust account could, however, become subject to the claims of our creditors (which could include vendors and service providers we have engaged to assist us in any way in connection with our search for a target business and that are owed money by us, as well as target businesses themselves) which could have higher priority than the claims of our public shareholders.  Andrew Intrater, our Chairman of the Board and Chief Executive Officer, has personally agreed, pursuant to an agreement with us and Lazard Capital Markets LLC that, if we liquidate prior to the consummation of a business combination, he will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account.  We cannot assure you, however, that he would be able to satisfy those obligations in all instances.  Accordingly, the actual per-share liquidation price could be less than $8.01, plus interest, due to claims of creditors.  Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy laws, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders.  To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $8.01 per share.

Our public shareholders will be entitled to receive funds from the trust account only in the event of the expiration of our corporate existence and our liquidation or if they seek to convert their respective shares into cash upon a business combination which the shareholder voted against and which is completed by us.  In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account.

Under the DGCL, shareholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to shareholders, any liability of shareholders with respect to a liquidating distribution is limited to the lesser of such shareholder's pro rata share of the claim or the amount distributed to the shareholder, and any liability of the shareholder would be barred after the third anniversary of the dissolution.  However, as stated above, it is our intention to make liquidating distributions, if required, to our shareholders as soon as reasonably possible after May 18, 2009 and, therefore, we do not intend to comply with those procedures.  As such, our shareholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our shareholders may extend well beyond the third anniversary of such date.  Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years.  Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to our distributing the funds in the trust account to our public shareholders.  However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses.  As described above, pursuant to the obligation contained in our underwriting agreement, we have sought, and continue to seek to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind whatsoever they may have in or to any monies held in the trust account.  Such a waiver will apply to any kind of right, title, interest or claim that a potential contracted party may have.  As a result, we believe the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust.  We believe, therefore, that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public shareholders.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, any distributions received by shareholders in our dissolution could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a "preferential transfer" or a “fraudulent conveyance.”  As a result, a bankruptcy court could seek to recover all amounts received by our shareholders in our dissolution.  Furthermore, because we intend to distribute the proceeds held in the trust account to our public shareholders promptly after May 18, 2009 if we are forced to liquidate, this may be viewed or interpreted as giving preference to our public shareholders over any potential creditors with respect to access to or distributions from our assets.  Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.  We cannot assure you that claims will not be brought against us for these reasons.

Competition

We have encountered intense competition in identifying, evaluating and selecting a target business from other entities having a business objective similar to ours.  Based upon publicly available information, as of February 12, 2009 approximately we have identified 160 similarly structured companies that have gone public since August 2003, of which 81 have actually consummated a business combination, or announced they have entered into a definitive agreement for a business combination.  The remaining companies have more than $10.0 billion of proceeds and are seeking to consummate business combinations.  The fact that only approximately one-half of such companies that have gone public since August 2003 have either completed a business combination or have entered into a definitive agreement for a business combination may be an indication that there are only a limited number of attractive target businesses available to such entities or that many privately held target businesses may not be inclined to enter into a business combination with publicly held blank check companies like us.  We cannot assure you that we will be able to successfully compete for an attractive business combination.  Additionally because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods.  If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.  Further, the following may not have been viewed favorably by certain target businesses:

•	our obligation to seek shareholder approval of a business combination may delay or threaten the completion of a transaction;

•	the length of time that may be required to complete a business combination as a result of an extensive review process by the Securities and Exchange Commission;

•
our obligation to convert into cash shares of common stock held by our public shareholders to such holders that both vote against the business combination and exercise their conversion rights may reduce the resources available to us for a business combination; and

•	our outstanding warrants, and the potential future dilution they represent.

Any of these factors may have placed us at a competitive disadvantage in successfully negotiating a business combination.  Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may have given us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting the proposed Merger with IDE, there will be, in all likelihood, intense competition from competitors of IDE’s business.  We cannot assure you that, subsequent to the Merger, we will have the resources or ability to compete effectively.

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

Employees

We have five executive officers.  These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs.  The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in.  Accordingly, since our identification of IDE as a suitable target business, our management has spent more time investigating IDE’s business and negotiating and processing the Merger.  Andrew Intrater, Paul Lipari, Jason Epstein, Michael Ernestus and Michael Sloan each devote at least 10 hours per week to our business and we expect them to continue to do so until we complete the Merger (as to which we cannot assure you).  We do not intend to have any full time employees prior to the consummation of the Merger.

Periodic Reporting and Financial Information

We have registered our units, common stock and warrants under the Securities and Exchange Act of 1934, and have reporting obligations thereunder, including the requirement that we file annual and quarterly reports with the Securities and Exchange Commission.  In accordance with the requirements of the Securities and Exchange Act of 1934, this annual report contains financial statements audited and reported on by our independent public accounting firm.

We have provided our shareholders with audited financial statements of IDE as part of the proxy solicitation materials sent to shareholders to assist them in assessing IDE and soliciting their vote on the Merger and the Other Proposals.  We urge you to read these financial statements and proxy solicitation materials in their entirety.

We are required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ended December 31, 2008.  A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls.  The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

You may read and copy any materials we file with the Securities and Exchange Commission including, without limitation, the proxy solicitation materials relating to the proposed Merger and the Other Proposals, at the Securities and Exchange Commission's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at http://www.sec.gov.  While we do not have a website with available filings, we will provide, at no additional charge, copies of these reports, proxy and information statements upon request to our address at 153 East 53rd Street, 58th Floor, New York, NY 10022, Attention: Michael Sloan, or by telephone to (212) 418-9600.

Item 1A.	Risk Factors

You should consider the following factors in evaluating our business and prospects, including our proposed Merger with IDE, in addition to the other information included in this annual report.  Because we have entered into the Merger Agreement and plan to effect the Merger with IDE, we have presented these risk factors under four separate sub-headings:  (i) Risks Related to our Business and Owning our Securities; (ii) Risks Related to IDE’s Business; (iii) Risks Related to IDE’s Industry; and (iv) Risks Related to the Merger.

Risks Related to our Business and Owning our Securities

If we are unable to complete the Merger with IDE, we will not have enough time to negotiate and consummate another business combination and will be forced to liquidate.

We must complete our business combination on or before May 18, 2009.  However, we cannot assure you that we will be able to complete the proposed Merger with IDE pursuant to the terms of the Merger Agreement, or at all, or that the current terms of the proposed Merger will not be modified prior to the time that we complete the Merger. If we are unable to complete our Merger with IDE, because our shareholders fail to approve the Merger or for any other reason, it is unlikely that we will have enough time to negotiate and consummate another business combination and we would, therefore, be forced to liquidate our assets.  If we are forced to liquidate our assets, the per-share liquidation distribution may be less than the $8.00 offering price per unit in our initial public offering and may be less than the price at which any shareholder purchased our shares of common stock in the open market because of the expenses of our initial public offering, the expenses relating to our negotiations and completion of the Merger and our other general and administrative expenses.  Furthermore, there will be no liquidating distribution with respect to our outstanding warrants, which will expire worthless if we liquidate before we complete a business combination. We cannot assure you that we will be able to complete the proposed Merger with IDE pursuant to the terms of the Merger Agreement, or at all.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by shareholders will be less than $8.01.

Our placing of funds in trust may not protect those funds from third party claims against us.  Although we have sought, and continue to seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind whatsoever in or to any monies held in the trust account for the benefit of our public shareholders, they have not all executed such agreements and we cannot assure you that they will do so in the future.  Furthermore, there is no guarantee that, even if such entities have executed such agreements with us, they will not seek recourse against the trust account, or that such waivers will be enforceable or otherwise prevent potential contracted parties from making claims against the trust account.  Nor is there any guarantee that a court would uphold the validity of such agreements.  Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public shareholders and, as a result, the per-share liquidation price could be less than $8.01 due to claims of such third parties.  If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public shareholders, Andrew Intrater, our Chairman of the Board and Chief Executive Officer, has agreed that he will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us.  Because we have sought, and continue to seek to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind whatsoever they may have in or to any monies held in the trust account, we believe the likelihood of Mr. Intrater having any such obligations is minimal.  Notwithstanding the foregoing, we have questioned Mr. Intrater on his financial net worth and reviewed his financial information and believe that he will be able to satisfy any indemnification obligations that may arise.  However, we cannot assure you that he will be able to satisfy those obligations. Therefore, if we liquidate, we cannot assure you that the per-share distribution from the trust fund will not be less than $8.01, plus interest, due to such claims.

Furthermore, creditors may seek to interfere with the distribution of the trust account pursuant to federal or state creditor and bankruptcy laws, which could delay the actual distribution of such funds or reduce the amount ultimately available for distribution to our public shareholders.  If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders.  Any claims by creditors could cause additional delays in the distribution of trust funds to the public shareholders beyond the time periods required to comply with DGCL procedures and federal securities laws and regulations.  To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $8.01 per share.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until May 18, 2009.  If we do not complete the proposed Merger with IDE by such date and amend this provision in connection therewith, pursuant to the DGCL, our corporate existence will cease except for the purposes of winding up our affairs and liquidating.  Under Sections 280 through 282 of the DGCL, shareholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in dissolution.  If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to shareholders, any liability of shareholders with respect to a liquidating distribution is limited to the lesser of such shareholder's pro rata share of the claim or the amount distributed to the shareholder, and any liability of the shareholder would be barred after the third anniversary of the dissolution.  However, if we are forced to liquidate, it is our intention to make liquidating distributions to our shareholders as soon as reasonably possible after May 18, 2009 and, therefore, we do not intend to comply with those procedures.  Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the DGCL, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years.  Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to shareholders.  We cannot assure you that we will properly assess all claims that may be potentially brought against us, if we are forced to liquidate.  If Mr. Intrater is not able to satisfy such claims, as described above, our shareholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our shareholders may extend well beyond the third anniversary of such date. Accordingly, we cannot assure you that third parties will not seek to recover from our shareholders amounts owed to them by us.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by shareholders in our dissolution could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a "preferential transfer" or a “fraudulent conveyance.”  As a result, a bankruptcy court could seek to recover all amounts received by our shareholders in our dissolution.  Because we intend to distribute the proceeds held in the trust account to our public shareholders promptly after May 18, 2009, this may be viewed or interpreted as giving preference to our public shareholders over any potential creditors with respect to access to or distributions from our assets.  Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.  We cannot assure you that claims will not be brought against us for these reasons.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to be practically worthless

No warrant will be exercisable and we will not be obligated to issue our common shares unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current and the common stock has been registered with the Securities and Exchange Commission or qualified or deemed to be exempt under the applicable state and federal securities laws.  Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants.  However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise.  If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not exempt from registration, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless.

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

We will reimburse our officers and directors for any reasonable out-of-pocket expenses incurred by them in connection with identifying and investigating possible target businesses and business combinations.  There is no limit on the total amount of out-of-pocket expenses reimbursable by us; provided that members of our management team will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount held outside of the trust account and interest income of up to $1,750,000 on the trust account balance that may be released to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements, unless a business combination is consummated.  Additionally, there will be no review of the reasonableness of the expenses other than by our audit committee and, in some cases, by our board of directors, or if such reimbursement is challenged, by a court of competent jurisdiction.  As out-of-pocket expenses incurred by our officers and directors will not be subject to any dollar limit or any review of the reasonableness of such expenses other than by our audit committee or our board of directors, the aggregate business expenses incurred by our officers and directors in connection with identifying and investigating possible target businesses may be greater than if such expenses were subject to a more extensive review, which would reduce the amount of working capital available to us for a business combination.  Further, if such out-of-pocket expenses exceed the available funds held outside of the trust and the interest income of up to $1,750,000 earned on the funds held in the trust account, our members of management will not be reimbursed for such excess unless we consummate a business combination.  As described in more detail below, this may create a conflict of interest for members of our management in determining whether a particular target business is appropriate for a business combination and in the public shareholders' best interest.

We may issue additional equity securities which may dilute your interest in us.

In order to expand our business, we may consider offering and issuing additional equity and equity-linked securities.  Holders of our securities may experience a dilution in the net tangible book value per share held by them if this occurs.  The number of shares that we may issue for cash without shareholder approval will be limited by the rules of the exchange on which our securities are listed.  However, there are generally exceptions which allow companies to issue a limited number of equity securities which would dilute your ownership.

The value of our common stock, warrants and units may be adversely affected by market volatility.

Even if an active trading market develops, the market price of our shares, warrants and units may be highly volatile and could be subject to wide fluctuations.  In addition, the trading volume in our shares, warrants and units may fluctuate and cause significant price variations to occur.  If the market prices of our shares, warrants and units decline significantly, you may be unable to resell your shares, warrants and units at or above your purchase price, if at all.  We cannot assure you that the market price of our shares, warrants and units will not fluctuate or decline significantly in the future.  Some of the factors that could negatively affect the price of our shares, warrants and units or result in fluctuations in the price or trading volume of our shares and warrants include:

•	variations in our quarterly operating results or dividends;

•	failure to meet analysts’ earnings estimates or failure to meet, or the lowering of, our own earnings guidance;

•	departure of key personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by shareholders;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community;

•
changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters; and

•	general market and economic conditions.

Failure of our internal control over financial reporting could harm our business and financial results.

We are obligated to establish and maintain adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting in accordance with U.S. generally accepted accounting principles, which we refer to as “GAAP”.  Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets, providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements in accordance with GAAP, providing reasonable assurance that our receipts and expenditures are made only in accordance with management authorization and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.  IDE’s growth and entry into new markets will place significant additional pressure on our system of internal control over financial reporting.  Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report financial results accurately and timely or to detect and prevent fraud, which in turn would harm our business and financial results.

An impairment of goodwill could reduce our earnings.

We may record goodwill on our consolidated balance sheet to the extent we consummate acquisitions after the Merger.  Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets.  GAAP requires us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired.  If we were to determine that any of our remaining balance of goodwill was impaired, we would record an immediate charge to earnings with a corresponding reduction in shareholders’ equity and increase in balance sheet leverage as measured by debt to total capitalization.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to warrant holders.

If we seek to redeem our warrants, the holders of our warrants could be forced to (i) exercise the warrants and pay the exercise price at a time when it may be disadvantageous for them to do so, (ii) sell their warrants at the then current market price when they might otherwise wish to hold the warrants or (iii) accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.  We expect most purchasers of warrants will hold their securities through one or more intermediaries and consequently you may not receive notice directly from us that the warrants are being redeemed.  If you hold our warrants and fail to receive notice of redemption from a third party and your warrants are redeemed for nominal value, you will not have recourse against us.

Persons who were shareholders prior to our initial public offering, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring shareholder vote.

Persons who were shareholders prior to our initial public offering (including all of our officers and directors) collectively own 3,125,000 shares of our common stock, representing an aggregate of approximately 17.9% of the outstanding shares of our common stock.  Our officers and directors, or their designees, also purchased 3,650,000 warrants directly from us concurrently with the closing of our initial public offering at a price per warrant of $1.00, or an aggregate of $3,650,000.  The purchase of these insider warrants, together with any other acquisitions of our shares (or warrants which are subsequently exercised), could allow the persons who were shareholders prior to our initial public offering to influence the outcome of matters requiring shareholder approval, including the election of directors, approval of the Merger and the Other Proposals and approval of significant corporate transactions after completion of the Merger.  These warrants cannot be sold until 90 days after consummation of the Merger; however, our Founders may be able to transfer such warrants in certain limited circumstances such as by will in the event of their death, but the transferees receiving such warrants will be subject to the same sale restrictions imposed on our Founders and their designees.

The insider warrants are non-redeemable provided they are held by the initial purchasers or their permitted transferees, which could provide such purchasers the ability to realize a larger gain than the holders of our publicly-held warrants.

The warrants included in the units that we sold in our initial public offering may be called for redemption at any time after the warrants become exercisable in whole and not in part, at a price of $0.01 per warrant upon 90 days’ notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given to warrant holders.

As a result of the insider warrants not being subject to the redemption features to which the publicly-held warrants are subject, holders of the insider warrants, or their permitted transferees, could realize a larger gain than holders of the warrants included in the units that we sold in our initial public offering.

The NYSEAlternextUS may delist our securities from trading on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock and warrants are listed on the NYSEAlternextUS, a national securities exchange.  On February 10, 2009, we received notification from the NYSEAlternextUS that we did not hold an annual meeting of stockholders during 2008 in accordance with Section 704 of the NYSEAlternextUS Company Guide (“Section 704”). The NYSEAlternextUS has requested us to submit a plan of compliance by March 10, 2009 (the “Plan”) in order for us to be in compliance with Section 704 by August 11, 2009. We intend to submit a Plan advising the NYSEAlternextUS that the upcoming meeting of stockholders to vote on the merger will also serve as our annual meeting of stockholders, at which a class of directors will be subject to election. If this Plan is accepted by the NYSEAlternextUS, we expect that we will be able to continue our listing on the Exchange. If this Plan is not accepted, we could be subject to delisting. We cannot assure you that our securities will continue to be listed on the NYSEAlternextUS, or on any other national securities exchange in the future.  If the NYSEAlternextUS delists our securities from trading on its exchange and we are unable to list our securities on another exchange, or to have them quoted on NASDAQ, our securities could be quoted on the OTC Bulletin Board or “pink sheets”.  As a result, the holders of our securities could face significant material adverse consequences including, but not limited to, the following:

•	a limited availability of market quotations for our securities;

•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market;

•	a limited amount of news coverage;

•	a limited amount of financial analyst coverage;

•	a decreased ability to obtain new financing or issue new securities on favorable terms in the future; and/or

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.”  Since we are listed on the NYSEAlternextUS, our securities are covered securities.  Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate a company if there is a suspicion of fraud. If there is a finding of fraudulent activity the states may regulate or bar the sale of covered securities in a particular case.  While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies generally, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states.

Risks Related to IDE’s Business

IDE has a limited operating history and, therefore, it may be difficult for you to evaluate IDE’s business.

IDE’s operating history is limited, so it may be difficult for you to evaluate IDE’s business in making a decision regarding the ownership of our securities.  IDE was incorporated in January 2008 as a holding company and commenced operations in its current lines of business in December 2008 when it acquired IEC and ARS.  IEC is a company that commenced operations through a predecessor company in 1991.  ARS is a company that commenced operations in 2005.  In addition, IDE’s subsidiaries have been engaged in the manufacture and refurbishment of drilling rigs since only 2006 and their focus has been primarily on rig refurbishment.  To date, IDE has constructed 28 rigs, two of which were complete rigs and 26 of which were rig refurbishments.  IDE is still in the early stages of its development, which makes the evaluation of IDE’s business operations and prospects difficult.  IDE is subject to the risks and difficulties frequently encountered by early stage companies.  These risks and difficulties, as they apply to IDE in particular, include:

•	potential fluctuations in operating results and uncertain growth rates;

•	limited history of IDE selling fully integrated rig products;

•	concentration of IDE’s revenues in a limited number of predominantly international markets;

•	availability of candidate rigs that require refurbishment;

•	IDE’s dependence on the oil and gas industry for all of its revenue;

•	IDE’s need to manage rapidly expanding operations; and

•	IDE’s need to attract, train and retain qualified personnel.

IDE’s international business exposes it to instability and changes in economic and political conditions and other risks inherent to international business, which could have a material adverse effect on its operations or financial condition.

IDE has significant international business, with approximately 12.6%, 41.7% and 81.0% of IDE’s revenues derived from foreign sales in each of 2006, 2007 and 2008, respectively, based on the location to which IDE’s products are shipped or IDE has been informed will be shipped or at which IDE’s services are performed.  IDE markets its products and services in all of the significant oil and gas producing areas in the world and is, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. Risks associated with IDE’s international operations include:

•	volatility in general economic, social and political conditions;

•	terrorist acts, war and civil disturbances;

•	expropriation or nationalization of assets;

•	renegotiation or nullification of existing contracts;

•	foreign taxation, including changes in law or interpretation of existing law;

•	assaults on property or personnel;

•	restrictive action by local governments;

•	foreign and domestic monetary policies;

•	limitations on repatriation of earnings;

•	travel limitations or operational problems caused by public health threats; and

•	changes in currency exchange rates.

Any of these risks could have an adverse effect on the demand for IDE’s products and services in some locations.  To date, IDE has not experienced any significant problems in foreign countries arising from local government actions or political instability, but there is no assurance that such problems will not arise in the future. Interruption of IDE’s international operations could have a material adverse effect on IDE’s overall operations.

IDE does business in international jurisdictions whose regulatory environments and compliance regimes differ from those in the United States. IDE’s business may suffer because its efforts to comply with United States laws and regulations could restrict its ability to do business in international jurisdictions, relative to IDE’s competitors who are not subject to United States laws and regulations.

IDE’s international business operations include projects in countries where governmental corruption has been known to exist and where IDE’s competitors who are not subject to United States laws and regulations, such as the U.S. Foreign Corrupt Practices Act, can gain competitive advantages over IDE by securing business awards, licenses or other preferential treatment in those jurisdictions using methods that United States law and regulations prohibit IDE from using.  For example, IDE’s non-U.S. competitors may not be subject to the anti-bribery restrictions of the U.S. Foreign Corrupt Practices Act, which make it illegal to give anything of value to foreign officials or employees or agents of nationally owned oil companies in order to obtain or retain any business or other advantage.  IDE may be subject to competitive disadvantages to the extent that IDE’s competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence.

While IDE and its subsidiaries are committed to conducting business in a legal and ethical manner, there is a risk of violating the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption regulations that generally prohibit the making of improper payments to foreign officials for the purpose of obtaining or retaining business.  Violations of these laws could result in monetary penalties against IDE or its subsidiaries and could damage IDE’s reputation and, therefore, its ability to do business.

IDE’s inability to deliver its backlog on time could affect its future sales and profitability and its relationships with its customers.

At December 31, 2008, IDE’s backlog was approximately $35.5 million. The ability to meet customer delivery schedules for this backlog is dependent on a number of factors including, but not limited to:

•	access to the raw materials required for production;

•	an adequately trained and capable workforce;

•	project engineering expertise for certain large projects;

•	sufficient manufacturing plant capacity; and

•	appropriate planning and scheduling of manufacturing and personnel resources.

IDE’s failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business.  Failure to deliver backlog in accordance with expectations could negatively impact its financial performance. In addition, the cancellation by IDE’s customers of existing backlog orders, as a result of an economic downturn or otherwise, could adversely affect IDE’s business.

If IDE is not able to manage its anticipated future growth successfully, IDE may not be able to maintain or increase its revenues and profitability, and IDE’s business reputation could be materially adversely affected.

Managing its growth may be one of IDE’s greatest challenges.  Between 2004 and 2008, IDE’s annual revenue increased from $10.9 million to $177.9 million.  During this same period, IDE’s total worldwide headcount increased from 48 employees at January 1, 2004 to 528 employees (including contract employees) at December 31, 2008.

Past and future growth will continue to place significant demands on IDE’s management, financial and accounting systems, information technology systems, real estate and other components of IDE’s infrastructure.  To meet IDE’s growth and related demands, IDE continues to invest in enhanced or new systems, including enhancements to its accounting, billing and information technology systems.  IDE may acquire or lease additional real estate to increase the number of rigs pads it has available.  In addition, IDE may also need to hire additional personnel, particularly in IDE’s sales, marketing, professional services, finance, administrative and information technology groups.  IDE’s success will depend in part upon the activities of IDE’s current management team, including IDE’s Chief Executive Officer and IDE’s Chief Financial Officer, to effectively manage this growth and transition to being part of a publicly traded company. IDE’s management will be required to devote considerable time to this process, which will reduce the time its management will have to implement its business and expansion plans.

If IDE does not correctly anticipate its needs as it grows, if IDE fails to successfully implement its enhanced or new systems and other infrastructure improvements effectively and timely or if IDE encounters delays or unexpected costs in hiring, integrating, training and guiding its new employees, IDE may be unable to maintain or increase its revenues and profitability and its business reputation could be materially adversely affected.  Furthermore, if IDE is unable to effectively manage its growth, IDE’s expenses may increase more than expected, its revenues could decline or grow more slowly than expected and IDE may be unable to implement its business strategy.

If IDE does not develop and commercialize new competitive products and expand IDE’s service offerings, IDE’s revenues may decline.

To remain competitive in the market for oil field products and services, IDE must continue to develop and commercialize new products and expand IDE’s service offerings.  If IDE is not able to develop commercially competitive products in a timely manner or expand its service offerings in response to industry demands, IDE’s business and revenues will be adversely affected.  IDE’s future ability to develop new products and expand services depends on its ability to:

•	design and commercially produce products that meet the needs of its customers;

•	incorporate and implement services that meet the needs of its customers;

•	expand into new facilities and expand existing infrastructure;

•	successfully market new products and services; and

•	protect its proprietary designs from its competitors.

IDE may encounter resource constraints or technical or other difficulties that could delay introduction of new products and services.  IDE’s competitors may introduce new products and services before IDE does and achieve a competitive advantage.  Additionally, the time and expense invested in product development may not result in commercial products or provide revenues.  Moreover, IDE may experience operating losses after new products are introduced and commercialized because of high start-up costs, unexpected manufacturing costs or problems, lack of demand, or increased costs, including materials, labor and overhead.

IDE plans to pursue acquisitions and joint ventures that by their nature present risks and that may not be successful.

Acquisition Strategy.  IDE’s growth strategy includes the acquisition of, and formation of joint ventures with, additional manufacturers of drilling rigs, oilfield products and providers of services to the oil and gas industry, both domestically and internationally.   IDE’s ability to accomplish its acquisition strategy will depend upon a number of factors, including, among others, its ability to:

•	identify acceptable acquisition and joint venture candidates;

•	consummate the acquisition of or joint venture with such businesses on terms that IDE finds acceptable;

•	retain, hire and train professional management and sales personnel at each such business; and

•	promptly and profitably integrate the acquired business operations into IDE’s then-existing business.

We cannot assure you that IDE will be successful with respect to such factors or that any acquired operations will be profitable or be successfully integrated into IDE’s then-existing business without substantial costs, delays or other problems.  In addition, to the extent that consolidation becomes more prevalent in the oilfield products and services industry, the prices for attractive acquisition candidates may increase.  In any event, we cannot assure you that businesses acquired in the future will achieve sales and profitability levels that justify the investments IDE makes therein.  Acquisitions also could result in the accumulation of substantial goodwill and intangible assets, which may result in substantial impairment charges that could reduce IDE’s reported earnings.

Capital Requirements of Acquisitions.  Acquiring additional businesses in the oil and gas products and services industries will require additional capital and may have a significant impact on IDE’s financial position.  If the Merger is completed, IDE may finance future acquisitions by using our common stock for all or a portion of the consideration to be paid.  In the event our common stock does not maintain sufficient value, or potential acquisition candidates are unwilling to accept our common stock as consideration for the sale of their businesses, IDE may be required to utilize more of its cash resources, if available, in order to continue its acquisition program.  If IDE does not have sufficient cash resources, IDE’s growth could be limited unless it is able to obtain capital through the issuance of additional debt or the issuance of one or more series or classes of its equity securities, which could have a dilutive effect on its then-outstanding capital stock.  IDE does not currently have a line of credit or other lending arrangement with a lending financial institution that can be utilized for acquisitions, and we cannot assure you that IDE will be able to obtain such an arrangement on terms it finds acceptable or sufficient for its needs, if at all, should it determine to do so.

Environmental Risks Associated with Acquisitions.  Although IDE intends to perform a detailed investigation of each business that IDE acquires, there may nevertheless be liabilities that IDE fails or is unable to discover, including liabilities arising from non-compliance with environmental laws by prior owners, and for which IDE, as a successor owner, may be responsible.  IDE will seek to minimize the impact of these liabilities by obtaining indemnities and warranties from the seller that may be supported by deferring payment of a portion of the purchase price.  However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to their limited scope, amount or duration, the financial limitations of the indemnitor or warrantor, or other reasons.

ARS’s and IEC’s failure to comply with restrictive covenants under their credit facilities could trigger prepayment obligations.

IDE’s or its subsidiaries’ failure to comply with the restrictive covenants under its credit facilities in the future could result in an event of default under such facilities, which, if not cured or waived, would give Prospect the right to declare the debt due and payable.  If this occurs and IDE or its subsidiaries are forced to refinance their borrowings, IDE’s results of operations and financial condition could be adversely affected by increased debt, costs and interest rates.

IDE may lose money on fixed-price contracts.

A significant portion of IDE’s business consists of designing, manufacturing, selling and installing equipment for major projects pursuant to competitive bids, and is performed on a fixed-price basis.  Under these contracts, IDE is typically responsible for all cost overruns, other than the amount of any cost overruns resulting from requested changes in order specifications.  IDE’s actual costs and any gross profit realized on these fixed-price contracts will often vary from the estimated amounts on which these contracts were originally based.  This may occur for various reasons, including:

•	errors in estimates or bidding;

•	changes in availability and cost of labor and materials; and

•	variations in productivity from IDE’s original estimates.

These variations and the risks inherent in IDE’s projects may result in reduced profitability or losses on projects.  Depending on the size of a project, variations from estimated contract performance could have a material adverse impact on IDE’s (and, following the Merger, our) operating results.

IDE may experience fluctuations in its quarterly operating results.

IDE’s quarterly operating results may fluctuate significantly in the future.  Significant annual and quarterly fluctuations in IDE’s results of operations may be caused by, among other factors:

•	the volume of revenues IDE has generated;

•	the timing of IDE’s announcements for the distribution of new products, and any such announcements by IDE’s competitors;

•	the acceptance of the products IDE manufactures and sells in the oil and gas equipment and services marketplace; and

•	general economic conditions.

We cannot assure you that the level of revenues and profits, if any, achieved by IDE in any particular fiscal period will not be significantly lower than in other, including comparable, fiscal periods.  IDE believes quarter-to-quarter comparisons of its revenues and operating results are not necessarily meaningful and should not be relied on as indicators of future performance.  Operating expenses are based on management’s expectations of future revenues and are relatively fixed in the short term.  IDE plans to increase operating expenses to:

•	expand its product line;

•	expand its sales and marketing operations;

•	increase its services and support capabilities; and

•	improve its operational and financial systems.

If IDE’s revenues do not increase along with these expenses, IDE’s business could be seriously harmed and net profits, if any, in a given quarter may be smaller than expected.  This could cause a reduction in the price of our common stock following the Merger.

IDE derives a significant portion of its revenues from a small number of customers and a loss of any of its major customers may cause significant declines in IDE’s revenues.

IDE derives a significant portion of its revenues from a small number of customers, and IDE may be unable to maintain and expand IDE’s current customer relationships.  For 2006, 2007 and 2008, IDE’s four largest customers in each such period represented approximately 58%, 71% and 75% of IDE’s total revenues, respectively, while IDE’s largest customer represented approximately 28%, 53% and 40% of its total revenues, respectively.  IDE’s customers that represented 10% or more of IDE’s consolidated revenues were Mountain Drilling Company, Nabors Industries, Inc. and Pioneer Drilling Company for 2006, Nabors Industries, Inc. for 2007 and Nabors Industries, Inc. and Petrex S.A. for 2008.  While IDE expects to expand its client base in the future, in the near term IDE expects it will continue to depend on a relatively small number of customers for a significant portion of its sales volume and revenues.  If IDE loses any of its major customers for any reason, including, for example, if IDE’s reputation declines, a customer materially reduces its orders from them, IDE’s relationship with one or more of its major customers deteriorates, or a major customer becomes insolvent or otherwise unable to pay for IDE’s products, IDE’s business and results of operations may be materially and adversely affected.

IDE’s ability to finance its business activities will require it to generate substantial cash flow.

IDE’s business activities require substantial capital.  IDE intends to finance its operations and growth in the future through cash flows from operations (including customer deposits), cash on the balance sheet, proceeds from warrant exercises, the incurrence of additional indebtedness and/or the issuance of additional equity securities.  IDE cannot be sure that its business will continue to generate cash flow at or about current levels.

If IDE is unable to generate sufficient cash to fund its business and service its debt, IDE may have to obtain additional financing through the issuance of debt and/or equity.  IDE cannot be sure that any additional financing will be available to it on acceptable terms.  Issuing equity securities to satisfy IDE’s financing requirements could cause substantial dilution to IDE’s existing shareholders.

If IDE’s revenues were to decrease due to lower demand for its products and services as a result of lower oil and nature gas prices or for other reasons, and if IDE could not obtain capital through its revolving credit facility or otherwise, IDE’s ability to operate and grow its business could be materially adversely affected.

IDE has in the past borrowed money to make a one-time distribution, and may in the future borrow money under a new loan facility to fund its operations and growth, which exposes IDE to certain risks that may materially impact its operations.

As of December 31, 2008, IDE had $36.2 million outstanding under credit facilities with Prospect Capital Corporation (“Prospect”).  The proceeds were used to make a one-time distribution to the members and partners of IEC and ARS and to pay fees and expenses related to closing the loan.  This indebtedness matures on November 20, 2012 and is secured and guaranteed by ARS and IEC.  The annual cost to service this indebtedness is, based upon current rates, approximately $5.2 million of cash interest costs and approximately $3.8 million of annual required principal repayments.  IDE is also required to make certain prepayments of this indebtedness in the event that IDE issues or incurs additional indebtedness or sells specified assets.  Unless waived by Prospect, consummation of the Merger would be an event of default which would give Prospect the right to declare the debt due and payable.  If this is the case, we will finance our activities using cash on our balance sheet and/or seek alternative financing for the combined company.  We may also in the future seek to borrow money under a new loan facility to fund our operations and growth.  Given the recent credit crisis, there is no assurance that we will be able to obtain such financing, or, if obtained, that the terms of such financing will be as favorable to us.

IDE’s ability to meet its debt obligations and to reduce its level of debt depends on its future performance, which is affected by general economic conditions and financial, business and other factors.  Many of these factors are beyond IDE’s control.  IDE’s level of debt affects its operations in several important ways, including the following:

•	a significant portion of IDE’s cash flow from operations must be used to pay interest on borrowings and is therefore not available to re-invest in IDE’s business;

•
the covenants contained in the agreements governing IDE’s debt limit its ability to borrow additional funds, pay dividends, make capital expenditures, dispose of assets and issue shares of preferred stock and otherwise may affect IDE’s flexibility in planning for, and reacting to, changes in business conditions;

•	a high level of debt may impair IDE’s ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate or other purposes;

•	a highly-leveraged financial position would make IDE more vulnerable to economic downturns and could limit its ability to withstand competitive pressures; and

•	any debt that IDE incurs under its term credit facility will be at variable rates, which makes it vulnerable to increases in interest rates.

IDE may be required to recognize a charge against current earnings because of percentage-of-completion accounting.

Revenues and profits on long-term project contracts are recognized on a percentage-of-completion method based on the ratio of costs incurred to the total estimated costs.  Accordingly, purchase order price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised.  To the extent that these adjustments result in a reduction or elimination of previously reported profits, IDE would have to recognize a charge against current earnings, which could be significant depending on the size of the project or the adjustment.

IDE’s businesses and IDE’s customers’ businesses are subject to environmental laws and regulations that may increase IDE’s costs, limit the demand for IDE’s products and services or restrict IDE’s operations.

IDE’s operations and the operations of IDE’s customers are also subject to federal, state and local and foreign laws and regulations relating to the protection of the environment.  These environmental laws and regulations affect the products and services IDE designs, markets and sells, as well as the facilities where IDE manufactures its products.  In addition, environmental laws and regulations could limit IDE’s customers’ exploration and production activities.  IDE is required to invest financial and managerial resources to comply with environmental laws and regulations and anticipates that it will continue to be required to do so in the future.  These laws and regulations change frequently, which makes it impossible for IDE to predict its cost or impact on its future operations.  The modification of existing laws or regulations or the adoption of new laws or regulations imposing more stringent environmental restrictions could adversely affect IDE’s operations.

These laws may provide for “strict liability” for damages to natural resources or threats to public health and safety, rendering a party liable for environmental damage without regard to negligence or fault on the part of such party.  Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution.  Some environmental laws and regulations provide for joint and several strict liability for remediation of spills and releases of hazardous substances.  In addition, IDE may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources.  These laws and regulations also may expose IDE to liability for the conduct of or conditions caused by others, or for IDE’s acts that were in compliance with all applicable laws and regulations at the time such acts were performed.  Any of these laws and regulations could result in claims, fines or expenditures that could be material to IDE’s earnings, financial condition or cash flow.

Uninsured or underinsured claims or litigation or an increase in IDE’s insurance premiums could adversely impact IDE’s results.

IDE maintains insurance to cover potential claims and losses, including claims for personal injury or death resulting from the use of IDE’s products.  IDE carries comprehensive insurance, including business interruption insurance, subject to deductibles, at levels IDE believes are sufficient to cover existing and future claims.  It is possible an unexpected judgment could be rendered against IDE in cases in which IDE could be uninsured or underinsured and beyond the amounts IDE currently has reserved or anticipate incurring.  Significant increases in the cost of insurance and more restrictive coverage may have an adverse impact on IDE’s results of operations.  In addition, IDE may not be able to maintain adequate insurance coverage at rates IDE believes are reasonable.

IDE could be subject to substantial liability claims that could harm its financial condition.

IDE’s operations involve hazardous activities that involve an extraordinarily high degree of risk.  Hazardous operations are subject to accidents resulting in personal injury and the loss of life or property, environmental mishaps and mechanical failures, and litigation arising from such events may result in IDE being named a defendant in lawsuits asserting large claims.  IDE may be held liable in certain circumstances, including if IDE fails to exercise reasonable care in connection with its activities, and IDE may also be liable for injuries to agents, employees and contractors who are acting within the course and scope of their duties.  IDE currently maintains liability insurance coverage with aggregate policy limits that IDE believes to be adequate for its operations.  However:

•	IDE may not be able to continue to obtain insurance on commercially reasonable terms;

•	IDE may be faced with types of liabilities that will not be covered by IDE’s insurance, such as damages from environmental contamination; and

•	the dollar amount of any liabilities may exceed IDE’s policy limits.

A successful claim for which IDE is not fully insured could have a material adverse effect on IDE.  We cannot assure you that IDE will not be subject to future claims in excess of the amount of insurance coverage that IDE deems appropriate to maintain.

IDE may be faced with product liability claims.

Most of IDE’s products are used in hazardous drilling and production applications in which an accident or a failure of a product can cause personal injury, loss of life, damage to property, equipment or the environment or suspension of operations.  Despite IDE’s quality assurance measures, defects may occur in IDE’s products.  Any defects could give rise to liability for damages, including consequential damages, and could impair the market’s acceptance of IDE’s products.  IDE generally attempts to contractually disclaim responsibility for consequential damages, but IDE’s disclaimers may not be effective.  IDE carries product liability insurance as a part of IDE’s commercial general liability coverage of $2 million per occurrence with a $5 million general aggregate annual limit.  Additional coverage may also be available under IDE’s umbrella policy.  IDE’s insurance may not adequately cover IDE’s costs arising from defects in IDE’s products or otherwise.

The loss of the services of one or more of IDE’s executive officers or key employees could harm IDE’s business.  IDE is a small and rapidly-growing company that relies upon a few key employees to ensure its business operates efficiently.

IDE’s success will be dependent to a significant degree upon the business expertise and continued contributions of IDE’s senior management team, including in particular the efforts of Stephen Cope, IDE’s Chairman, Chief Executive Officer, President and Secretary.  Because IDE is a small and rapidly growing company, IDE believes the loss of key personnel would be more disruptive to it than it would be to a large, multinational manufacturer.  While IDE currently has employment agreements with its senior executives, many of its employees could with little or no prior notice, voluntarily terminate their employment with IDE at any time.  IDE does not maintain key person life insurance on the life of any of its employees.  The loss of the services of Mr. Cope or any of IDE’s other senior officers, or an inability to attract and retain other qualified personnel, may adversely affect IDE’s business and prospects.

In addition, IDE’s senior management team may not be able to successfully manage IDE’s company as it grows larger.  If they are unable to handle these increased responsibilities and IDE is unable to identify, hire and integrate new personnel, IDE’s business, results of operations and financial condition would suffer.  Even if IDE is able to identify new personnel, the integration of new personnel into IDE’s business will inevitably occur over an extended period of time.  During that time, the lack of sufficient senior management personnel would cause IDE’s results of operations to suffer.

Being a public company could place a strain on IDE’s management.

The requirements associated with being part of a public company could place a strain on IDE’s senior management team.  IDE may hire additional persons to assist with investor relations, or outsource this function, either of which will increase our costs.  Further, management’s attention may be diverted from other business concerns, which could adversely affect our business.  IDE has made, and will continue to make, changes to IDE’s corporate governance standards, disclosure controls and financial reporting and accounting systems to meet its reporting obligations.  However, the measures IDE takes may not be sufficient to satisfy our obligations as a public company.  Any failure to provide reliable financial reports or prevent fraud would harm our business and operating results and cause us to fail to meet our reporting obligations which would cause our stock price to suffer.

Risks Related to IDE’s Industry

Recent worldwide financial and credit crisis could have a negative effect on our operating results and financial condition.

Recent events have paralyzed credit markets and resulted in a significant downturn in the global banking industry.  Most economists foresee a slow and uncertain recovery of credit markets, and an emerging global recession.  A slowdown in worldwide economic activity has reduced demand for energy and resulted in lower oil and natural gas prices.  Any prolonged reduction in oil and natural gas prices may reduce oil and natural gas drilling and production activity from certain customers and may result in a corresponding decline from these customers in the demand for IDE’s products and services, which could adversely impact IDE’s (and, following the Merger, our) operating results and financial condition.

Furthermore, many of IDE’s customers and competitors who rely on the credit markets may not have access to financing for their oil and natural gas drilling and production activity.  If the recent crisis reduces the availability of credit to certain of IDE’s customers, they may reduce their drilling and production expenditures, thereby decreasing demand for IDE’s products and services.  Any such reduction in spending by IDE’s customers could adversely impact IDE’s (and, following the Merger, our) operating results and financial condition.

Demand for IDE’s products and services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices.

Demand for IDE’s products and services is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies.  Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of, and demand for, oil and natural gas, market uncertainty and speculation, and a variety of other factors that are beyond IDE’s control.  Any prolonged reduction in oil and natural gas prices may depress the immediate levels of exploration, development and production activity.  Perceptions of longer-term lower oil and natural gas prices by oil and gas companies may result in the reduction or deferral of major expenditures given the long-term nature of many large-scale development projects.  Lower levels of activity may result in a corresponding decline in the demand for IDE’s products and services that could have a material adverse effect on IDE’s revenue and profitability.  Many factors affect the supply and demand for oil and natural gas and therefore influence the demand for IDE’s products and services, including:

•	the level of production;

•	the levels of oil and natural gas inventories;

•	domestic and worldwide demand for oil and natural gas;

•	the expected cost of developing new reserves;

•	the actual cost of finding and producing oil and natural gas;

•	the availability of attractive oil and gas field prospects, which may be affected by governmental actions and regulations or environmental activists;

•	the availability of transportation infrastructure and refining capacity;

•	the level of drilling activity;

•	global weather conditions and natural disasters;

•	worldwide political, military and economic conditions and economic activity, including growth in underdeveloped countries;

•	national government political objectives, including the ability of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain production levels and prices for oil;

•	the cost and timing of the development of alternate energy sources; and

•	tax policies.

If demand for drilling services or drilling rig utilization rates decrease significantly, demand for IDE’s products and services may decrease, which could affect IDE’s result of operations.

The oil and gas industry is undergoing continuing consolidation that may impact IDE’s results of operations.

The oil and gas industry is rapidly consolidating and, as a result, some of IDE’s largest customers have consolidated and are using their size and purchasing power to seek economies of scale and pricing concessions.  This consolidation may result in reduced capital spending by some of IDE’s customers or the acquisition of one or more of IDE’s primary customers, which may lead to decreased demand for IDE’s products and services.  IDE cannot assure you that it will be able to maintain its level of sales to a customer that has consolidated or replace that revenue with increased business activity with other customers.  As a result, the acquisition of one or more of IDE’s primary customers may have a significant negative impact on IDE’s results of operations or IDE’s financial condition.  IDE is unable to predict what effect consolidations in the industry may have on price, capital spending by its customers, its selling strategies, its competitive position, its ability to retain customers or its ability to negotiate favorable agreements with its customers.

IDE must successfully compete for the services of highly-trained technical or trade personnel.

Many of the services that IDE provides are complex and require a high level of expertise and often must be performed in harsh conditions.  IDE’s success depends in part upon its ability to employ and retain technical personnel with the ability to produce and enhance these services.  In addition, IDE’s ability to expand IDE’s operations depends in part on IDE’s ability to increase IDE’s skilled labor force.  The demand for skilled workers in IDE’s industry is high and the supply is limited.  A significant increase in the wages paid by competing employers could result in a reduction of IDE’s skilled labor force, increases in the wage rates that IDE must pay, or both.  If these events were to occur, IDE’s cost structure could increase, IDE’s margins could decrease, and IDE’s growth potential could be impaired.

The intense competition in IDE’s industry could result in IDE’s reduced profitability and loss of market share.

In all of IDE’s business segments, IDE competes with the energy industry’s largest equipment and service providers, including, in particular, National Oilwell Varco, which is by far the largest manufacturer in the industry and has reported revenues in 2007 of nearly $10 billion.  Some of these companies have substantially greater financial resources and larger operations than IDE does.  In addition, some of these companies may be better able to compete because of their broader geographic dispersion or their product and service diversity.  As a result, IDE could lose customers and market share to those competitors.  These companies may also be better positioned than IDE is to successfully endure downturns in the energy industry.  IDE’s operations may be adversely affected if IDE’s current competitors or new market entrants introduce new products or services with better prices, features, performance or other competitive characteristics than IDE’s products and services.  Competitive pressures or other factors also may result in significant price competition that could harm IDE’s revenue and IDE’s business.  Additionally, IDE may face competition in its efforts to acquire other businesses.

The high cost or unavailability of materials, equipment, supplies and personnel could adversely affect IDE’s ability to execute IDE’s operations on a timely basis.

IDE’s manufacturing operations are dependent on having sufficient raw materials, component parts and manufacturing capacity available to meet its manufacturing plans at a reasonable cost while minimizing inventories.  IDE’s ability to effectively manage its manufacturing operations and meet these goals can have an impact on IDE’s business, including IDE’s ability to meet its manufacturing plans and revenue goals, control costs and avoid shortages of raw materials and component parts.  Raw materials, component parts and equipment of particular concern include steel, copper, engine generator sets, drill pipe and electronic components.  A lack of manufacturing capacity could result in increased backlog, which may limit IDE’s ability to respond to short lead-time orders or opportunities.

People are a key resource to developing, manufacturing and delivering IDE’s products and services to IDE’s customers around the world.  IDE’s ability to manage the recruiting, training and retention of the highly-skilled workforce required by IDE’s plans and to manage the associated costs could impact IDE’s business.  A well-trained, motivated work force has a positive impact on IDE’s ability to attract and retain business.  Rapid growth presents a challenge to IDE and its industry to recruit, train and retain its employees while managing the impact of wage inflation and potential lack of available qualified labor in its market.  Labor-related actions, including strikes, work slowdowns and facility occupations, can also have a negative impact on IDE’s business.

IDE depends on third-party suppliers for timely deliveries of raw materials at a reasonable cost, and IDE’s results of operations could be adversely affected if IDE is unable to obtain adequate supplies in a timely manner.

IDE’s manufacturing operations depend upon obtaining adequate supplies of raw materials from third parties.  The ability of these third parties to deliver raw materials may be affected by events beyond IDE’s control.  Any interruption in the supply or increase in the prices of raw materials needed to manufacture IDE’s products could adversely affect IDE’s business, results of operations and reputation with its customers.  Fluctuations in commodity prices may affect IDE’s margins and its earnings.

If IDE’s arrangements with its suppliers were to be adversely affected, its equipment sales and parts and service businesses may suffer.

IDE currently depends on a limited number of suppliers for certain important components for its products.  IDE’s purchases from most of these suppliers are not made pursuant to long-term contracts and its arrangements with these suppliers may be terminated, in the case of certain arrangements, upon certain notifications and, otherwise, upon the occurrence of certain events, many of which may be beyond IDE’s control.  The loss of any of these suppliers could have a material adverse effect on IDE’s business, financial condition and results of operations.

IDE’s business may be adversely affected by severe weather.

IDE’s operations are located in Houston, Texas and are directly affected by seasonal differences in weather due to hurricanes and other storms prevalent in the region.  Repercussions of severe weather conditions may include:

•	evacuation of personnel and curtailment of services;

•	weather-related conditions resulting in suspension of operations;

•	weather-related damage to IDE’s facilities;

•	increase in insurance cost and reduction in its availability;

•	inability to receive or delays in receiving required equipment or materials at IDE’s facilities; and

•	loss of productivity.

Risks Related to the Merger

If 30% or more of the holders of our common stock issued in its initial public offering decide to vote against the proposed acquisition, we may be forced to liquidate, shareholders may receive less than $8.01 per share and the warrants will expire worthless.

Under the terms of our amended and restated certificate of incorporation, if 30% or more of the shares issued in our initial public offering decide to vote against the proposed Merger and demand to convert their shares to cash, we cannot close the Merger with IDE and may ultimately be forced to liquidate.  While we would continue to search to acquire another operating company, if we do not consummate a business combination by May 18, 2009, we will be forced to liquidate.  Our public shareholders will be entitled to receive funds from the trust account only in the event of the expiration of our corporate existence and our liquidation or if they seek to convert their respective shares into cash upon a business combination that the shareholder voted against and which is completed by us.  If we are forced to liquidate our assets, the per-share liquidation will be the amount deposited in the trust account at the time of our initial public offering, plus interest accrued thereon, less any amounts released for working capital or other expense requirements, until the date of any liquidation.  As of December 31, 2008, before amounts remaining to be withdrawn for working capital and taxes, there was approximately $8.01 per share (which does not take into account our warrants or any shares of stock acquired by our initial shareholders at or prior to our initial public offering) in the trust account.  Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, our warrants will expire worthless.  Our working capital could be reduced, and our shareholders could own less than 67.9 % of our outstanding common stock (or 33.9% if the additional consideration is paid in full in shares of our common stock), if our shareholders exercise their right to convert their shares into cash.

Pursuant to our amended and restated certificate of incorporation, holders of shares issued in our initial public offering may vote against the Merger and demand that we convert their shares into cash.  We will not consummate the Merger if holders of 30% or more of the shares of common stock issued in our initial public offering exercise these conversion rights.  To the extent the Merger is consummated and holders of less than 30% of our common stock issued in our initial public offering have demanded to convert their shares, there will be a corresponding reduction in the amount of funds available to us following the Merger and a reduction in the aggregate percentage of our company that is owned by our shareholders after the Merger.  Additionally, if holders demand to convert their shares, there may be a corresponding reduction in the value of each share of our common stock.  As of December 31, 2008, assuming the Merger is approved, the maximum amount of funds that could be disbursed to our shareholders upon the exercise of their conversion rights is approximately $34.5 million, or approximately 29.99% of the funds currently held in trust before accounting for taxes and our working capital draw.  If no funds are disbursed to our shareholders upon the exercise of their conversion rights, the percentage of our common stock that would be owned by our shareholders will be approximately 73.7%, excluding any potential issuance based on 2009 or 2010 performance targets.  If the maximum amount of funds is disbursed, the percentage of our common stock that will be owned by our shareholders who do not exercise their conversion right will be approximately 67.9%, excluding any potential issuance based on 2009 or 2010 performance targets.

A substantial number of our shares will become eligible for future resale in the public market after the Merger which could result in dilution and an adverse effect on the market price of those shares.

If the Merger is consummated, warrants to purchase 18,025,000 shares of our common stock issued in connection with our initial public offering will become exercisable on the date the Merger is consummated, as described under “Business —Overview.” Additionally, 3,125,000 shares of our common stock purchased by shareholders prior to our initial public offering will be held in escrow until the first anniversary of the consummation of the Merger, at which time they will be released from escrow and be eligible for resale in the public market subject to compliance with applicable law.  Moreover, shares having a value of $12,500,000 (based on a value per share equal to the Trust Value per Share) of our common shares to be received by IDE shareholders as Merger consideration at the closing of the Merger will be will be held in escrow until two business days following ten (10) business days following the filing of our Annual Report on Form 10-K for the year ended December 31, 2009, at which time they will be released from escrow and be eligible for resale in the public market subject to compliance with applicable law.  Consequently, at various times after completion of the Merger, a substantial number of additional shares of our common stock will be eligible for resale in the public market.  Sales of substantial numbers of such shares in the public market could adversely affect the market price of such shares and of the warrants.

Our existing shareholders will incur immediate and substantial dilution of their ownership and voting interests upon completion of the Merger.

After completion of the Merger, through the issuance of additional shares of our common stock to the shareholders of IDE, our existing shareholders’ voting interest will be diluted from 100% to approximately 73.7% of our voting interests assuming maximum approval (or 40.5% if all of the additional consideration is paid in full in additional shares of our common stock), and approximately 67.9% of our voting interests assuming minimum approval (or 33.9% if all of the additional consideration is paid in full in additional shares of our common stock).

If the benefits of the Merger do not meet the expectations of financial or industry analysts, the market price of our common stock may decline.

The market price of our common stock may decline as a result of the Merger if:

•	we do not achieve the perceived benefits of the Merger as rapidly, or to the extent anticipated by, financial or industry analysts; or

•	the effect of the Merger on our financial results is not consistent with the expectations of financial or industry analysts.

Accordingly, investors may experience a loss as a result of a decline in the market price of our common stock.  In addition, a decline in the market price of our common stock could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Failure to complete the Merger could negatively impact the market price of our common stock and may make it more difficult for us to attract another acquisition candidate, resulting, ultimately, in the disbursement of the trust proceeds, causing investors to experience a loss of their investment.

If the Merger is not completed for any reason, we may be subject to a number of material risks, including:

•	it is unlikely that we will have enough time to negotiate and consummate another business combination and we would, therefore, be forced to liquidate our assets;

•	the market price of our common stock may substantially decline;

•	costs related to the Merger, such as legal and accounting fees and certain costs related to the fairness opinion, must be paid even if the Merger is not completed; and

•	charges will be made against earnings for transaction-related expenses, which could be higher than expected.

Such decreased market price and added costs and charges of the failed Merger, together with the history of failure in consummating a Merger, may make it more difficult for us to attract another acquisition candidate, resulting, ultimately, in the disbursement of the trust proceeds, which may result in investors experiencing a loss of their investment.

In connection with the Merger, we will be required to submit a new listing application to NYSEAlternextUS, which will subject it to NYSEAlternextUS’s initial listing requirements.  Our securities may also be delisted from trading on its exchange, which could limit investors’ ability to effect transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on NYSEAlternextUS, a national securities exchange.  We cannot guarantee that our securities will continue to be listed on NYSEAlternextUS in the future.  In addition, in connection with the Merger, we will be required to file a new listing application and satisfy NYSEAlternextUS’s initial listing requirements, as opposed to its more lenient continued listing requirements.  We cannot guarantee that we will be able to meet those initial listing requirements at the time of the closing of the Merger.

If NYSEAlternextUS delists our securities from trading in the future, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•
determination that our common stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	more limited amount of news and analyst coverage for us;

•	decreased ability to issue additional securities or obtain additional financing in the future; and

•	decreased ability of our security holders to sell their securities in certain states.

If we do not consummate the Merger with IDE and we are unable to consummate any business combination by May 18, 2009, and are forced to dissolve and liquidate, payments from the trust account to our public shareholders may be delayed.

If we do not consummate the business combination with IDE and we does not consummate a business combination by May 18, 2009, we will dissolve and liquidate.

We currently expect that the costs associated with the implementation and completion of the plan of dissolution and liquidation would not be more than approximately $10,000.  Andrew Intrater has personally agreed that, if we liquidate prior to the consummation of a business combination, he will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account; however, there is no guarantee that the assets of Mr. Intrater will be sufficient to satisfy our dissolution and/or liquidation expenses.

Our amended and restated certificate of incorporation also provides that our corporate existence will cease on May 18, 2009 except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the DGCL.  This has the same effect as if our board of directors and shareholders had formally voted to approve our dissolution pursuant to Section 275 of the DGCL.  Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the DGCL removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our shareholders to formally vote to approve our dissolution and liquidation).  We view this provision terminating our corporate life by May 18, 2009 as an obligation to our shareholders.

Accordingly, the foregoing procedures may result in substantial delays in our liquidation and the distribution to public shareholders of the funds in the trust account and any remaining net assets as part of the plan of dissolution and liquidation.  In addition, even though our amended and restated certificate of incorporation requires our corporate existence to cease on May 18, 2009, the liquidation and dissolution will occur after May 18, 2009.

If we do not complete the Merger, it is not likely that we will be able to identify and consummate an acquisition with another company prior to May 18, 2009.

If we do not consummate a business combination by May 18, 2009, we will be forced to dissolve and liquidate.  If the Merger with IDE is not consummated, we will attempt to identify and consummate another business combination, but given the limited amount of time available, the possibilities of finding and consummating another business combination prior to May 18, 2009 are limited.

Our shareholders may be held liable for claims by third parties against it to the extent of distributions received by them.

If we are unable to complete the Merger with IDE and we do not consummate a business combination by May 18, 2009, we will promptly adopt a plan of dissolution and initiate procedures for a dissolution and liquidation.  Under the DGCL, shareholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution.  If we complied with certain procedures set forth in Section 280 of the DGCL intended to ensure that we make reasonable provision for all claims against us, including a 60-day notice period during which any third-party claims can be brought against us, a 90-day period during which we may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to shareholders, any liability of a shareholder with respect to a liquidating distribution would be limited to the lesser of such shareholder’s pro rata share of the claim or the amount distributed to the shareholder, and any liability of the shareholder would be barred after the third anniversary of the dissolution.  However, it is our intention to make liquidating distributions to our shareholders as soon as reasonably possible after dissolution and, therefore, we do not intend to comply with those procedures.  As such, our shareholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our shareholders will likely extend beyond the third anniversary of such dissolution.  Accordingly, we cannot assure you that third parties will not seek to recover from our public shareholders amounts owed to them by us.

Andrew Intrater has personally agreed that, if we liquidate prior to the consummation of a business combination, he will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account; however, there is no guarantee that the assets of Mr. Intrater will be sufficient to satisfy our dissolution and/or liquidation expenses.  Despite this agreement by Mr. Intrater, the amounts in trust could be reduced by claims by our directors and officers for indemnification under the amended and restated certificate of incorporation and their indemnification agreements with us.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by shareholders in the dissolution could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by the shareholders in the dissolution.

Escrowed securities represent the sole recourse for us against IDE and its shareholders for indemnification under the Merger Agreement.

Except in the case of fraud, willful misrepresentation, or intentional breach, the escrowed securities represent the sole recourse for us against IDE and its shareholders for indemnification under the Merger Agreement.  As a result, it is possible that we may not be fully indemnified for the losses that we may incur in respect of breaches by IDE or other items that are subject to indemnification under the Merger Agreement.

If third parties bring claims against us or if IDE has breached any of its representations, warranties or covenants set forth in the Merger Agreement, we may not be adequately indemnified for any losses arising therefrom.

Shares having a value of $12,500,000 (based on a value per share equal to the Trust Value per Share) of the shares of our common stock to be received by IDE shareholders as Merger consideration at the closing of the Merger will be placed in escrow to secure the indemnity obligations of IDE under the Merger Agreement.  The Merger Agreement provides that IDE shareholders will indemnify us for losses arising from:

•	an inaccuracy or breach of its representations and warranties;

•	the non-fulfillment or breach of any covenant or agreement by IDE;

•	certain pre-closing taxes of IDE and its subsidiaries and taxes of other persons for which IDE or its subsidiaries may be liable under tax law, as a transferee or successor, by contact or otherwise;

•	certain taxes of IDE, we or our respective subsidiaries resulting from a failure of the Merger and certain other transactions to qualify for tax-free treatment; and

•	any amounts paid pursuant to any judgment or settlement entered in connection with certain pre-existing litigation.

Such indemnification is limited to the aggregate amount of the value of the escrow in excess of specified thresholds and deductibles.  In addition, the survival period for any claims under the Merger Agreement is ten (10) business days following the filing of our Annual Report on Form 10-K for the year ended December 31, 2009 and we will have no indemnification for claims arising after ten (10) business days following the filing of our Annual Report on Form 10-K for the year ended December 31, 2009.

Certain officers and directors of IDE and our company may have different interests in the Merger than our shareholders.

Our board of directors considered the fact that certain officers and directors of IDE and our company may have interests in the Merger that are different from, or are in addition to, the interests of our shareholders generally, including the matters described under “Interests of our Directors and Officers in the Merger” above.  However, this fact would exist with respect to a Merger with any target company.

The purchases of common stock by our or IDE’s officers and directors or their affiliates could impact the shareholder vote in favor of the Merger Proposal.  In open market purchases, our and IDE’s officers and directors or their affiliates may be purchasing common stock from shareholders who (unknown to such purchasers) may have otherwise voted against the Merger Proposal.  In private transactions with large block holders, our affiliates may be purchasing common stock from shareholders who may have intended to vote against the Merger Proposal.  Further, these block holders may, together, own more than 30% of the outstanding shares of our common stock issued in our initial public offering or open market shares.  Accordingly, such purchases make it more likely – but not assured – that: (i) a majority of shares will be voted in favor of the Merger Proposal, and (ii) that the 30% threshold of shareholders that must exercise their conversion rights in order to defeat the proposal to approve the Merger and cause the liquidation of us would not be reached.

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

Item 4.                    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the three months ended December 31, 2008.

PART II

Item 5.	Market for Registrant's Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock, warrants and units are listed on NYSEAlternextUS under the symbols BUS, BUS-WS and BUS-U, respectively. The closing prices per share of our common stock, warrant and unit on February 17, 2009 were $7.88, $0.05 and $7.75, respectively. Each of our units consists of one share of our common stock and one warrant to purchase one share of our common stock. Our warrants will expire at 5:00 p.m., New York City time, on May 18, 2011, or earlier upon redemption. Prior to May 23, 2007, there was no established public trading market for our common stock, warrants or units.

          The following table sets forth, for the calendar quarter indicated, the quarterly high and low closing prices of our common stock, warrants and units as reported on NYSEAlternextUS since our initial public offering on May 23, 2007.

	Common Stock		Units		Warrants
	High	Low	High	Low	High	Low
YEAR ENDED DECEMBER 31, 2007
Second Quarter (since May 23, 2007)	$7.45	$7.30	$8.27	$8.01	$0.90	$0.80
Third Quarter	$7.61	$7.30	$8.32	$8.00	$0.90	$0.64
Fourth Quarter	$7.50	$7.35	$8.20	$7.93	$0.82	$0.58

YEAR ENDED DECEMBER 31, 2008
First Quarter	$7.58	$7.40	$8.10	$7.71	$0.63	$0.20
Second Quarter	$7.70	$7.48	$8.75	$7.80	$0.44	$0.21
Third Quarter	$7.78	$7.46	$8.13	$7.70	$0.25	$0.15
Fourth Quarter	$7.69	$7.20	$7.60	$7.25	$0.21	$0.04

YEAR ENDED DECEMBER 31, 2009
First Quarter (through February 17, 2009)	$7.88	$7.63	$7.75	$7.60	$0.09	$0.02

On February 17, 2009, the closing prices of our common stock, warrants and units were $7.88, $0.05 and $7.75, respectively.

As of February 17, 2009, there were 7 holders of record of our common stock, 2 holders of record of our warrants and 1 holder of record of our units.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination.  The payment of dividends in the future will be contingent upon our revenues, earnings (if any) capital requirements, and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to the Merger will be within the discretion of our board of directors at that time.

Performance Graph

The following graph compares the cumulative total return for our common stock from May 30, 2007, the date our common stock started trading separately, through December 31, 2008 with the comparable cumulative return of two indices, the Dow Jones Industrial Average Index and the S&P 500 Index.  The graph assumes $100 invested on May 30, 2007 in our common stock and $100 invested at that same time in each of the two listed indices.   The stock price performance shown on the graph is not necessarily indicative of future price performance.

Recent Sales of Unregistered Securities

In August 2006, in connection with our formation and initial capitalization, we issued 3,125,000 shares of our common stock to Columbus Holdings, at a purchase price of approximately $0.008 per share, or an aggregate of $25,000.  Such shares, which we refer to as the “initial shares,” were issued in a private placement pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.  Andrew Intrater, our Chairman and Chief Executive Officer, controls Columbus Holdings in his capacity as its sole managing member.  Mr. Intrater, together with certain members of our management team, are members of Columbus Holdings, and own in the aggregate approximately 79% of the Series A membership interests of Columbus Holdings, which series represent rights in and to the initial shares (but not the insider warrants described below) owned of record by Columbus Holdings.  Columbus Holdings subsequently transferred 312,500 of these shares to Michael W. Ernestus, our Executive Director and President, and 30,000 of these shares to each of the four independent members of our board of directors, for the same price that Columbus Holdings paid for these shares.  No underwriting discounts or commissions were paid with respect to such sales.  Columbus Holdings made such transfers in reliance upon exemptions from registration pursuant to Section 4(1) under the Securities Act of 1933.

We also issued 3,650,000 warrants (which we refer to as the “insider warrants”) to Columbus Holdings simultaneously with the consummation of our initial public offering, for a purchase price of $1.00 per warrant, or an aggregate of $3,650,000.  These insider warrants are identical to the warrants underlying the Units that we issued in our initial public offering (which we refer to as “public warrants”), except that if we call the public warrants for redemption, the insider warrants may be exercisable on a “cashless” basis so long as such insider warrants are held by Columbus Holdings or its permitted transferees.  Additionally, Columbus Holdings has agreed that the insider warrants will not be sold or transferred by it until such time, if any, as we shall have completed a business combination with an operating business.  No underwriting discounts or commissions were paid with respect to the sale of our insider warrants.  The insider warrants were issued in a private placement pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.  Andrew Intrater, our Chairman and Chief Executive Officer, controls Columbus Holdings in his capacity as its sole managing member.  Mr.  Intrater, together with certain members of our management team, are members of Columbus Holdings, and own in the aggregate approximately 87% of the Series B membership interests of Columbus Holdings, which series represent rights in and to the insider warrants (but not the initial shares described above) owned of record by Columbus Holdings.

Use of Proceeds from Registered Offering

Approximately $109,750,000 of net proceeds from our initial public offering, plus the $3,650,000 we received from the sale of the insider warrants (described above), has been placed in a trust account at Morgan Stanley, maintained by Continental Stock Transfer & Trust Company, acting as trustee. This amount includes $3,450,000 (of the total of $8,050,000) of underwriting discounts and commissions payable to the underwriters in our initial public offering.  The underwriters have agreed that such amount will not be paid to them unless and until we complete a business combination with one or more operating businesses, and they have waived their right to receive such payment upon our liquidation if we are unable to complete a business combination before May 18, 2009.  The funds held in trust may be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, so that we are not deemed to be an investment company under the Investment Company Act of 1940.  Except with respect to interest income that may be released to us from time to time upon our request of (i) up to $1,750,000 to fund our expenses related to investigating and selecting a target business and our other working capital requirements and (ii) any additional amounts we may need to pay our income or other tax obligations, the proceeds from our initial public offering that are held in trust will not be released from the trust account until the earlier of (i) the time that we complete a business combination and (ii) our liquidation, if we do not complete a business combination on or prior to May 18, 2009.  The proceeds held in the trust account may be used as consideration to pay the sellers of a target business with which we complete a business combination.  Any amounts not paid as consideration to the sellers of such target business may be used to finance operations of the target business.

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

Approximately $155,000 of the expenses relating to our initial public offering, including the Securities and Exchange Commission registration fee, the NASD filing fee, the non-refundable portion of the American Stock Exchange listing fee and a portion of the legal and audit fees, were paid from a loan made by Columbus Holdings totaling $150,000 and from the proceeds from the sale of 3,125,000 of our common shares to our initial shareholders.  We repaid the loan in full on May 23, 2007.

Item 6.                    Selected Financial Data

The following table sets forth selected historical financial information derived from our audited consolidated financial statements included elsewhere in this Report. The following data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements including the notes thereto, included elsewhere in this annual report.

Statement of Operations Information:	For the year December 31, 2008	For the year December 31, 2007	August 1, 2006 (inception) through December 31, 2006	August 1, 2006 (inception) through December 31, 2008
Interest Income	$2,268,452	$3,434,578	$—	$5,703,030
Expenses	(2,470,422)	(432,000)	(1,453)	(2,903,875)
Net (loss) income before income taxes	(201,970)	3,002,578	—	2,799,155
Provision for income taxes	(171,000)	(1,438,000)	—	(1,609,000)
Net (loss) income	$(372,970)	$1,564,578	(1,453)	$1,190,155
Net (loss) income per share basic and diluted	$(0.02)	$0.13	$(0.00)	$0.09
Weighted average shares outstanding	17,500,000	12,065,068	3,125,000	13,231,275

Balance Sheet Information:	As of December 31, 2008	As of December 31, 2007
Working Capital	$110,039,398	$111,428,368
Total Assets	116,431,625	116,713,426
Total liabilities	5,232,227	5,141,058
Common stock, subject to possible conversion	32,979,628	32,979,628
Stockholders’ equity	$78,219,770	$78,592,740

Total assets as of December 31, 2008, includes the $115,081,369 being held in the trust account, which except for remaining amounts allowed to be withdrawn for working capital purposes and to pay income and franchise taxes (see liquidity section) will be available to use only upon the consummation of a business combination within the time period described in this annual report.  If a business combination is not so consummated, we will be dissolved and the proceeds held in the trust account will be distributed solely to our public shareholders.

We will not proceed with a business combination if public shareholders owning 30% or more of the common shares included in the units sold in our initial public offering exercise their conversion rights and vote against the business combination.  Accordingly, we may effect a business combination if public shareholders owning less than 30% of the common shares included in the units sold in our initial public offering exercise their conversion rights.  If this occurred, we would be required to convert to cash up to approximately 29.99% of the 14,375,000 common shares included in the units sold in our initial public offering (which includes 1,875,000 units relating to the exercise in full of the underwriter’s over-allotment option), or 4,311,063 common shares, at an initial per share conversion price of approximately $7.89 (for a total of approximately $34,014,287 including $1,034,655, or $0.24 per share, payable from the deferred underwriting discounts and commissions), without taking into account interest earned on the trust account.  The actual per share conversion price will be equal to the amount in the trust account, before payment of deferred underwriting discounts and commissions and including all accrued interest after distribution of interest income on the trust account balance to us, as of two business days prior to the proposed consummation of the business combination, divided by the number of shares of common stock sold in the initial public offering.

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward- Looking Statements

We believe that some of the information in this annual report constitutes forward-looking statements.  You can identify these statements by forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intends,” and “continue” or similar words.  You should read statements that contain these words carefully because they:

•	discuss future expectations;

•	contain projections of future results of operations or financial condition; and

•	state other “forward-looking” information.

We believe it is important to communicate our expectations to our shareholders.  However, there may be events in the future that we are not able to accurately predict or over which we have no control.  The risk factors and cautionary language discussed in this annual report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements, including among other things:

•	changing interpretations of GAAP;

•	the general volatility of the market price of our securities;

•	the availability of qualified personnel;

•	the ability of Columbus to consummate the Merger and related transactions within the expected timeframe;

•	changes in interest rates or the debt securities markets;

•	outcomes of government reviews, inquiries, investigations and related litigation;

•	continued compliance with government regulations;

•	legislation or regulatory environments, requirements or changes adversely affecting the businesses in which IDE is engaged;

•	statements about industry trends;

•	general economic conditions; and

•	geopolitical events and regulatory changes.

We caution you to not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report.

All forward-looking statements included herein attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  We have based the forward-looking statements included in this annual report on information available to us on the date of this annual report and, except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events.  Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we make directly to you or through reports that we in the future may file with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.  Our actual results could differ materially from those expressed or implied by the forward looking statements as a result of various factors including, but not limited to, those presented under “Risk Factors” included in Item 1A and elsewhere in this annual report.

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

Through December 31, 2008, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, including IDE, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering.  For the year ended December 31, 2008, we earned $2,268,452 in interest income, all of which was received as of December 31, 2008.

For the period from August 1, 2006 (inception) through December 31, 2006, we paid $1,453 in expenses.    For the year ended December 31, 2007, we paid or incurred approximately $432,000 in expenses.  For the year ended December 31, 2008, we paid or incurred approximately $2,470,422 in expenses.  For the period from August 1, 2006 (inception) through December 31, 2008, we paid or incurred an aggregate of $2,903,875 in expenses, for the following purposes:

•	premiums associated with our directors and officers liability insurance;

•	estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	franchise tax incurred in the State of Delaware;

•	monthly fee paid to Renova U.S. Management, LLC for office and administrative services;

•	due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our reporting obligations under U.S. securities laws and general corporate matters; and

•	other miscellaneous expenses.

We will continue to earn interest on the trust account to finance our operations (limited to $1,750,000 plus any amounts we may need to pay our income or other tax obligations) prior to consummating a business combination.  We currently believe that we have sufficient available funds to complete our efforts to effect a business combination with one or more operating businesses on or prior to May 18, 2009.  However, we cannot assure you that this will be the case.  Please see the section entitled “Risk Factors” in this annual report for a detailed discussion of the many risks to which we are subject, a number of which (if they were to materialize) could adversely impact our ability to effect a business combination.  As of December 31, 2008, $1,445,000 of working capital has been funded from the interest earned from the funds held in the trust account, and an additional $305,000 from interest earned on the funds held in the trust account will be available to fund our future working capital requirements until such time, if any, that we complete a business combination.  We have incurred, and expect to continue to incur, expenses principally for the following purposes:

•	premiums associated with our director’s and officer’s insurance;

•	estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	franchise tax incurred in the State of Delaware;

•	monthly fee paid to Renova U.S. Management, LLC for office and administrative services;

•	due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our reporting obligations under U.S. securities laws and general corporate matters;

•	structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses;

•	legal and accounting fees relating to our proposed Merger with IDE; and

•	other miscellaneous expenses.

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

We may use substantially all of the proceeds held in trust, other than the deferred underwriting discounts and commissions of $3,450,000 and amounts used for working capital and for taxes, to acquire one or more operating businesses.  However, we may not use all the proceeds held in the trust account in connection with a business combination, either because the consideration for the business combination is less than the total proceeds that are then held in the trust account or because we finance a portion of the consideration by issuing our capital stock or debt securities, if the business combination is structured in that manner and such alternative is then available and deemed suitable.  In that event, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses.  The operating business or businesses that we acquire in such business combination or business combinations must have, individually or collectively, a fair market value equal to 80% of the value of our net assets, including the funds held in the trust account that holds our initial public offering proceeds (excluding the deferred underwriting discounts and commissions from our initial public offering).  If we complete multiple business combinations that collectively have a fair market value of 80% of the value our net assets, then we would require that such transactions be completed simultaneously.  We do not currently anticipate that we will complete a business combination with more than one operating business; however, we cannot assure you at this time that we will not do so.

As described in this annual report, on December 15, 2008 our board of directors approved a business combination with IDE.  IDE, through its subsidiaries, is an established participant in the business of manufacturing new and refurbishing existing land-based drilling rigs, rig components and rig electrical systems and providing related services to the oil and gas drilling equipment industry on a global basis.  Please refer to the section of this annual report entitled “The Proposed Business Combination with Integrated Drilling Equipment Company—General—The Merger Agreement,” for a detailed description of the structure of the proposed Merger with IDE, including the Merger consideration that we will pay and deliver at the closing of the Merger and following the closing, subject to the terms and conditions described in that section, related expenses and the sources of such Merger consideration and related expenses.

We are unable to assure you that our plans to consummate a business combination will be successful or successful within the target business acquisition period, which ends on May 18, 2009.  This factor, among others, raises substantial doubts about our ability to continue operations as a going concern.  Our financial statements, which are included in this annual report, do not include any adjustments that may result from the outcome of this uncertainty.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported.  Our actual results could materially differ from those estimates.  We refer you to Note 2 of our financial statements in this annual report for a summary of our significant accounting policies.

Results of Operations

Our net loss of $372,970 for the year ended December 31, 2008 was comprised of $2,268,452 of interest income on investments held in trust, offset by formation and operating costs of $2,470,422 and a provision for income taxes of $171,000.

Our net income of $1,564,578 for the year ended December 31, 2007 was comprised of $3,434,578 of interest income on investments held in trust, offset by formation and operating costs of $432,000 and a provision for income taxes of $1,438,000.

Our net loss of $1,453 for the period from inception (August 1, 2006) through December 31, 2006 was comprised of formation and operating costs of $1,453.

Our net income of $1,190,155 for the period from inception (August 1, 2006) through December 31, 2008 was comprised of $5,703,030 of interest income on investments held in trust, offset by formation and operating costs of $2,903,875 and a provision for income taxes of $1,609,000.

Liquidity and Capital Resources

As of December 31, 2008, $115,081,369 was held in trust and $305,000 was available to us to pay for fees and expenses relating to business, legal and accounting due diligence on prospective target companies and continuing general and administrative expenses, after giving effect to our withdrawal of approximately $4,482,613 (of a total of $6,163,982) of interest earned on the funds held in the trust account through such date.  Of the total amount held in the trust account, $3,450,000 will be paid to the underwriters of our initial public offering at such time, if any, as we complete a business combination with one or more operating businesses, less up to approximately $1,034,655 that will be distributed to our public shareholders who elect to receive their pro rata share of the trust fund and do not approve the business combination that we complete, as described in Note 1 of our financial statements in this annual report.  If we do not complete a business combination with a target company and are forced to liquidate, the entire deferred underwriters’ discounts and commissions of $3,450,000 will remain in the trust fund and be distributed to our public shareholders.  We have used $1,445,000 of the $4,482,613 that we have withdrawn from the trust account through December 31, 2008 to pay fees and expenses relating to our activities in connection with identifying and conducting the related due diligence with respect to companies that we have considered as possible candidates with which we would complete a business combination, and for general corporate purposes.  The balance of $3,037,613 of interest that we have withdrawn from the trust account has been used to fund our franchise taxes and our actual and estimated income taxes relating to interest income earned on the funds held in the trust account.  The following table shows the total funds held in the trust account as of December 31, 2008:

Net proceeds from our initial public offering and private placement of warrants to Columbus Holdings placed in trust	$109,950,000
Deferred underwriters’ discounts and commissions	$3,450,000
Total interest received to date	$6,163,982
Less:
Interest income disbursed to us for working capital through December 31, 2008	$(1,445,000)
Interest income disbursed to us to fund our income and other tax obligations with respect to interest income on the funds held in the trust account	$(3,037,613)
Total funds held in trust account through December 31, 2008	$115,081,369

We believe that the net proceeds that are held in trust and the amounts available to us for working capital will be sufficient to allow us to consummate a business combination before May 18, 2009.  If the net proceeds held in trust prove to be insufficient, either because of the size of the target business, the depletion of the available net proceeds expended in search of a target business, or our obligation to convert into cash up to 29.99% of our common shares held by the public shareholders that elect to receive their pro rata share of the trust fund and do not approve the business combination as described in Note 1 of our financial statements, we may be required to seek additional financing through the issuance of additional shares of our common or preferred stock, or obtain acquisition financing from a commercial or other lender, to complete a business combination.  As of the date of this annual report and since at least mid-2007, the financial markets generally, and the credit markets in particular, are and have been experiencing substantial turbulence and turmoil, and extreme volatility, both in the United States and in other markets worldwide.  The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans, and decreased availability of equity capital.  We cannot predict whether the current situation in the credit and equity markets will improve or whether it will deteriorate further.  If we require or are relying upon additional financing to complete a business combination, we cannot assure you that such financing will be available upon commercially acceptable terms or at all.  To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek to effect a business combination with an alternative target business.  If we fail to complete a specific business combination after expending substantial management time and attention and incurring substantial costs for accountants, attorneys, and others, such costs likely would not be recoverable, which could have a material adverse effect our subsequent ability to locate and engage in a business combination with another target business on or before May 18, 2009.  In addition, even if we do not need additional financing to consummate a business combination, we may require additional financing to fund the operations or growth of the target business.  The failure to secure such financing could have a material adverse effect on the continued development or growth of the business or businesses with which we effect a business combination.  None of our officers, directors or shareholders is required to provide any financing to us in connection with, or following, a business combination.

The initial operating business or businesses with which we effect a business combination must have a total fair market value equal to at least 80% of the value of our net assets, including the funds held in the trust account that holds our initial public offering proceeds (excluding the deferred underwriting discounts and commissions from our initial public offering).  However, we may not use all of the proceeds held in the trust account in connection with a business combination, either because the consideration for the business combination is less than the proceeds held in trust or because we finance a portion of the consideration through the issuance of our equity or debt securities.  In that event, the proceeds held in the trust account as well as any other net proceeds not expended to complete the business combination will be used to finance the operations of the business or businesses with which we effect a business combination.

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

•	may significantly reduce the equity interest of our shareholders;

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

We will be forced to liquidate if we are unable to complete the Merger with IDE or any other business combination on or prior to May 18, 2009 (24 months from the effective date of our initial public offering).  If we are forced to liquidate, the per share liquidation amount may be less that the initial per unit public offering price of our units because of the underwriting commissions and expenses related to our public offering and because of the value of the warrants included in the units we sold in our initial public offering.  Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction in the per share liquidation price.  Under Delaware law, our shareholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not paid by us.  Furthermore, our warrants will expire worthless if we liquidate before we complete a business combination.

In addition, McGladery & Pullen, LLP, our independent registered public accounting firm, has included a going concern explanatory paragraph in their report of independent registered public accounting firm and we have disclosed in Note 1 to our financial statements that our ability to continue as a going concern is dependent upon the completion of a business combination and our ability to defer payments to certain vendors.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities.  We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

          The following table summarizes Columbus’s contractual obligations and commitments as of December 31, 2008:

Payments Due by Period	Less than	1 - 3	3 - 5	More than
	1 Year	Years	Years	5 Years
Contractual Obligations (1)(2)	172,500	—	—	—
Total	172,500	—	—	—

(1)                   Represents sums payable to Renova U.S. Management LLC, a company that is controlled by Andrew Intrater, for office space, office and secretarial services commencing June 2007 and continuing at $7,500 per month and terminating upon the earlier of the time that we either (i) consummate a business combination or (ii) liquidate; and includes certain legal and advisory fees related to the proposed Merger as described in Item 1.

(2)                   Does not include obligations which are contingent upon the consummation of a business combination.  Such obligations would include approximately $3,450,000 which the underwriters in Columbus’s initial public offering deposited in the trust account at Morgan Stanley, maintained by Continental Stock Transfer & Trust Company, as trustee, and which fees will be deferred and paid to such underwriters only upon consummation of a business combination by May 18, 2009 and various consulting and advisory fees of approximately $1,435,000 payable upon successful completion of the merger. In the event a business combination is not completed, the Company will not be obligated to pay the majority of such fees.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective in fiscal years beginning after November 15, 2007.  The Company's adoption of SFAS 157 as of January 1, 2008 did not have a material effect on the Company's financial condition or results of operations.

In December, 2007, the FASB issued SFAS No. 141R, Business Combinations, which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair market values as of that date.  Adoption of SFAS 141(R) is required for combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. SFAS 141(R) will apply to us with respect to any acquisitions that we complete on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51, which amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008.  Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted.  SFAS 160 will apply to us with respect to any acquisition that we complete on or after January 1, 2009, which result in a noncontrolling interest.

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

The proceeds of $113,400,000 from our initial public offering, including $3,650,000 of proceeds from the private placement sale of 3,650,000 insider warrants to certain of our officers, directors and initial shareholders, that are held in trust (including approximately $3,450,000 of deferred underwriting discounts and commissions) have been invested in a money market fund that invests principally in short-term securities issued or guaranteed by the United States.  As of February 17, 2009, the effective annualized interest rate payable on our investment was approximately 0.34%. Assuming no other changes to our holdings as of February 17, 2009, a 1% decrease in the underlying interest rate payable on our investment as of February 17, 2009 would result in a decrease of approximately $283,400 in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in shareholders’ equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on August 1, 2006.  We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Columbus Acquisition Corp.

We have audited the accompanying statements of operations, shareholders’ equity and cash flows of Columbus Acquisition Corp. (a development stage corporation) for the period from August 1, 2006 (inception) to December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Columbus Acquisition Corp for the period from August 1, 2006 (inception) to December 31, 2006 of. in conformity with United States generally accepted accounting principles.

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
New York, New York

January 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Columbus Acquisition Corp.

We have audited the accompanying consolidated balance sheets of Columbus Acquisition Corp. and Subsidiary (a development stage company) (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the amounts included in the cumulative columns in the consolidated statements of operations and cash flows for the period from August 1, 2006 (inception) to December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  The financial statements for the period from August 1, 2006 (inception) to December 31, 2006 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such periods is based solely on the report of such auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbus Acquisition Corp. and Subsidiary as of December 31, 2008 and 2007, and the consolidated results of its operations and their cash flows for the years then ended, and for the amounts included in the cumulative columns in the statements of operations and cash flows for the period from August 1, 2006 (inception) to  December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Columbus Acquisition Corp. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company will face a mandatory liquidation by May 18, 2009 if a business combination is not consummated, and the Company has a working capital deficiency without including funds held in trust, which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Columbus Acquisition Corp. and Subsidiary’s   internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2009 expressed an unqualified opinion on the effectiveness of Columbus Acquisition Corp. and Subsidiary’s internal control over financial reporting.

/s/ McGLADREY & PULLEN, LLP

McGLADREY & PULLEN, LLP
New York, New York

February 20, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Columbus Acquisition Corp.

We have audited Columbus Acquisition Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Columbus Acquisition Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Form 10-K.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Columbus Acquisition Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Columbus Acquisition Corp. at December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and the amounts included in the cumulative columns in the consolidated  statements of operations, and cash flows for the period from August 1, 2006 (inception) to December 31, 2008, and our report dated February 20, 2009 expressed an unqualified opinion.

/s/ McGLADREY & PULLEN, LLP

McGLADREY & PULLEN, LLP
New York, New York

February 20, 2009

COLUMBUS ACQUISITION CORP. and SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007

ASSETS
Current assets:
Cash	$1,672	$84,716
Investments held in trust	111,631,369	113,015,340
Deferred underwriter commissions held in trust	3,450,000	3,450,000
Prepaid expenses	188,584	19,370

Total current assets	115,271,625	116,569,426

Deferred tax asset	1,160,000	144,000

Total assets	$116,431,625	$116,713,426

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accrued expenses	$1,321,275	$83,296
Current income tax liabilities	—	1,582,000
Deferred interest	460,952	25,762
Due to underwriter	3,450,000	3,450,000

Total liabilities	5,232,227	5,141,058

Common stock subject to possible conversion - 4,311,063 shares	32,979,628	32,979,628

Commitments
Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued or outstanding
Common stock, $0.0001 par value, 39,000,000 shares authorized; 17,500,000 shares (which includes 4,311,063 subject to possible conversion)	1,750	1,750
Additional paid-in capital	77,027,865	77,027,865
Retained earnings accumulated during the development stage	1,190,155	1,563,125
Total stockholders' equity	78,219,770	78,592,740

Total liabilities and stockholders' equity	$116,431,625	$116,713,426

See Notes to Financial Statements

COLUMBUS ACQUISITION CORP. and SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2008	Year Ended December 31, 2007	Period from August 1, 2006 (Inception) to December 31, 2006	Period from August 1, 2006 (Inception) to December 31, 2008

Interest income	$2,268,452	$3,434,578	$—	$5,703,030

Formation and operating costs	(2,470,422)	(432,000)	(1,453)	(2,903,875)

(Loss) income before provision for income taxes	(201,970)	3,002,578	—	2,799,155

Provision for income taxes	(171,000)	(1,438,000)	—	(1,609,000)

Net (loss) income	$(372,970)	$1,564,578	$(1,453)	$1,190,155

Net (loss) income per common share – basic and diluted	$(0.02)	$0.13	$(0.00)	$0.09

Weighted average number of common shares outstanding – basic and diluted	17,500,000	12,065,068	3,125,000	13,231,975

See Notes to Financial Statements

COLUMBUS ACQUISITION CORP. and SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Retained Earnings (Deficit) Accumulated During the Development	Stock- holders'
	Shares	Amount	Capital	Stage	Equity
Issuance of common stock on August 10, 2006 at $0.008 per share to initial shareholders	3,125,000	$313	$24,687	—	$25,000

Net loss for the period from August 1, 2006 (inception) to December 31, 2006	—	—	—	(1,453)	(1,453)

Balance at December 31, 2006	3,125,000	313	24,687	(1,453)	23,547

Sale of private placement warrants at $1.00 per warrant	—	—	3,650,000	—	3,650,000

Sale of 14,375,000 units net of underwriter discount and offering expenses(including 4,311,063 shares subject to possible conversion) at $8.00 per unit	14,375,000	1,437	106,332,706	—	106,334,143

Reclassification from stockholders’ equity of proceeds from sale of 4,311,063 shares subject to possible conversion	—	—	(32,979,628)	—	(32,979,628)

Sale of underwriters' purchase option	—	—	100	—	100

Net income for the year ended December 31, 2007	—	—	—	1,564,578	1,564,578

Balance, December 31, 2007	17,500,000	$1,750	$77,027,865	$1,563,125	$78,592,740

Net loss for the year ended December 31, 2008	—	—	—	(372,970)	(372,970)

Balance, December 31, 2008	17,500,000	$1,750	$77,027,865	$1,190,155	$78,219,770

See Notes to Financial Statements

COLUMBUS ACQUISITION CORP. and SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended, December 31, 2008	Year Ended, December 31, 2007	Period from August 1, 2006 (Inception) to December 31, 2006	Period from August 1, 2006 (Inception) to December 31, 2008
Cash flows from operating activities:
Net (loss) income	$(372,970)	$1,564,578	$(1,453)	$1,190,155
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:

Interest on investments held in trust	(2,703,642)	(3,460,340)	—	(6,163,982)
Deferred tax asset	(1,016,000)	(144,000)	—	(1,160,000)
Prepaid expenses	2,536	(19,370)	—	(16,834)
Accrued expenses	1,237,979	83,296	—	1,321,275
Current tax liabilities	(1,753,750)	1,582,000	—	(171,750)
Deferred interest	435,190	25,762	—	460,952

Net cash used in operating activities	(4,170,657)	(368,074)	(1,453)	(4,540,184)

Cash flows from investing activities:
Cash deposit in trust accounts	—	(113,400,000)	—	(113,400,000)
Disbursement of interest earned on investments held in trust	4,087,613	395,000	—	4,482,613
Net cash provided by (used in) investing activities	4,087,613	(113,005,000)	—	(108,917,387)
Cash flows from financing activities:
Proceeds from public offering	—	115,000,000	—	115,000,000
Payments of public offering costs	—	(5,085,330)	(130,527)	(5,215,857)
Proceeds from private placement of warrants	—	3,650,000	—	3,650,000
Proceeds from note payable to shareholder	—	—	150,000	150,000

Repayment of note payable to shareholder	—	(150,000)	—	(150,000)
Proceeds from sale of shares of common stock	—	—	25,000	25,000
Proceeds from underwriters purchase option	—	100	—	100
Net cash provided by financing activities	—	113,414,770	44,473	113,459,243
Net (decrease) increase in cash	(83,044)	41,696	43,020	1,672
Cash, beginning of period	84,716	43,020	—	—
Cash, end of period	$1,672	$84,716	$43,020	$1,672
Supplemental disclosure of non-cash financing activities:
Accrual of deferred underwriting fees	$—	$3,450,000	$—	$3,450,000
Accrual of deferred offering costs	$—	$—	$211,500	$—

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

Going concern consideration – There is substantial doubt about the Company’s ability to continue as a going concern due to the requirement that the Company completes a business combination by May 18, 2009 or it will be forced to liquidate and as a result of a working capital deficiency, without including funds held in trust, as of December 31, 2008.  The Company plans to address these matters by making efforts to complete a business combination by May 18, 2009 and has entered into a Merger Agreement with Integrated Drilling Equipment Company, which is subject to stockholder approval as discussed in Notes 1 and 11.  The Company plans to fund its operations by deferring payments to certain vendors.  There is no assurance that the Company will complete a business combination by May 18, 2009.  The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The registration statement for the Company's initial public offering for the sale of units of shares of common stock and warrants to purchase common stock (the "Public Offering") was declared effective May 18, 2007 (see Note 3). The Company consummated the Public Offering on May 23, 2007 and received net proceeds of approximately $113,400,000, including $3,650,000 of proceeds from the private placement (the "Private Placement") sale of 3,650,000 insider warrants to certain officers, directors and shareholders of the Company. The warrants sold in the Private Placement were identical to the warrants sold in the Public Offering, but the purchasers in the Private Placement have waived their rights to receive any distributions on liquidation in the event the Company does not complete a business combination (as described below).

The Company's management has broad discretion with respect to the specific application of the net proceeds of this Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a business combination with an operating business ("Business Combination"), which may not constitute a business combination for accounting purposes. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Public Offering and Private Placement, $113,400,000, including $3,450,000 applicable to the underwriters' discounts and commissions as described in Note 3 was deposited in a trust account ("Trust Account") in a money market fund invested in government securities. The trust account will be maintained until the earlier of (i) the consummation of its first Business Combination or (ii) the liquidation of the Company. The placement of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any amounts held in the Trust Account, there is no guarantee that they will execute such agreements. One of the Company's directors has agreed that he will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that the director will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account),  may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  In addition the Company is allowed to use income earned on trust to pay franchise and income taxes and up to $1,750,000 for working capital purposes.

The Company, after signing a definitive agreement for an acquisition, is required to submit such transaction for shareholder approval. In the event that shareholders owning 30% or more of the shares sold in the Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company's shareholders prior to the Public Offering, including all of the officers and directors of the Company (the "Initial Stockholders"), have agreed to vote their 3,125,000 founding shares of common stock, as well as any shares of common stock acquired in other shareholders of the Company (the "Public Stockholders") with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

Note 1 - Organization and nature of business operations (continued):

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company redeem his or her shares for cash. The per share redemption price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public shareholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (subject to distributions for working capital and amounts paid or accrued for taxes) computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Public Offering (29.99% of the amount held in Trust Fund, excluding the deferred portion of the underwriters' discount and commission) has been classified as common stock subject to possible conversion on the accompanying December 31, 2008 balance sheet. In addition, such shareholders would be entitled to a portion of the deferred portion of the underwriters' discount and commission held in trust (see Note 3).

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

Note 2 - Summary of significant accounting policies:

Basis of Presentation:
The consolidated financial statements include the accounts of Columbus Acquisition Corp. and its wholly owned subsidiary IDE Acquisition, LLC (collectively referred to as the “Company”). All significant intercompany transactions and balances have been eliminated. The statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principals generally accepted in the United States.

Investments held in trust:
Investments held in trust consist of taxable and tax-free investments in a money market fund that invests exclusively in obligations of the U.S. government and its agencies and instrumentalities, and in repurchase agreements collateralized by such securities.

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

Note 2 - Summary of significant accounting policies (continued):

Fair value of financial instruments:
The fair values of the Company's assets and liabilities that are defined as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures about Fair Value of Financial Instrument," approximate their carrying amounts presented in the balance sheets at December 31, 2008 and December 31, 2007.

New accounting pronouncements:

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R will apply to us with respect to any acquisitions that we complete on or after January 1, 2009.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the ownership interests in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  SFAS 160 will apply to us with respect to any acquisitions, that we complete on or after January 1, 2009, which will result in a noncontrolling interest.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides guidance on how to determine if certain instruments or embedded features are considered indexed to our own stock, including instruments similar to our convertible notes and warrants to purchase our stock.  EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption.  The Company is currently evaluating the impact that adoption of EITF 07-5 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements.  The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings.  The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007.  The Company adopted the provisions of SFAS 157 on January 1, 2008.  The Company’s adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements.  See Fair Value of Financial Instruments and Investments below in Note 2.

Note 2 - Summary of significant accounting policies (continued):

No other recently issued accounting pronouncements that became effective during the year ended December 31, 2008 or that will become effective in a subsequent period has had or is expected to have a material impact on our financial statements.

Net (loss) income per common share:

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares outstanding during each period. Diluted net (loss) income per common share reflects the additional dilution for all potentially dilutive securities such as outstanding warrants and the underwriters' option described in Note 3. The effect of the warrants outstanding as of December 31, 2008 for the purchase of 18,025,000 shares issued in connection with the Public Offering described in Note 3 have not been considered in the computation of diluted net (loss) income per share since the ability of the holders to exercise the warrants is contingent upon the consummation of a Business Combination. The effects of the 625,000 units (1,250,000 shares of common stock and equivalents) included in the underwriters’ option has not been considered in the calculation of diluted earnings per common share since the average market price of a unit through December 31, 2008 was less than the exercise price per unit.

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

Fair Value of Financial Instruments and Investments:

Pursuant to the provisions as prescribed in SFAS 157, the Company categorizes its financial instruments into a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

Note 2 - Summary of significant accounting policies (continued):

Financial assets recorded at fair value on the Company’s consolidated balance sheets are categorized as follows:

Level 1: Unadjusted quoted prices for identical assets in an active market.

Level 2: Quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset.  Level 2 inputs include the following:

•	Quoted prices for similar assets in active markets,

•	Quoted prices for identical or similar assets in non-active markets,

•	Inputs other than quoted market prices that are observable, and

•	Inputs that are derived principally from or corroborated by observable market data through correlation or other means.

Level 3: Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  They reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.

The following table presents the Company’s hierarchy for its financial instruments measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Investments held in trust	$115,081,369	—	—	$115,081,369
Total assets measured at fair value on a recurring basis	$115,081,369	—	—	$115,081,369

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

Note 3 - Initial public offering and value of unit purchase option (continued):

In connection with the Public Offering, the Company paid Lazard Capital Markets LLC, the underwriters of the Public Offering, underwriting discounts and commissions of 7% of the gross Proceeds of the Offering ($8,050,000), of which 3% of the gross proceeds ($3,450,000) will be held in the Trust Account and payable only upon the consummation of a Business Combination, less $0.24 per share paid to converting stockholders (see Note 1). If a Business Combination is approved and completed, public shareholders who voted against the Business Combination and have exercised their conversion rights will be entitled to their pro rata share of the deferred underwriters' discount and commissions.

On May 30th, 2007, the Warrants and the Units commenced trading separately.

Simultaneously with the consummation of the Public Offering, certain of the initial shareholders purchased 3,650,000 warrants ("Private Placement Warrants") at a purchase price of $1.00 per warrant, in a private placement. The proceeds of $3,650,000 were placed in the Trust Account. The Private Placement Warrants are identical to the Warrants underlying the Units sold in the Public Offering except that if the Company calls the Warrants for redemption, the Private Placement Warrants will be exercisable on a cashless basis as long as they are still held by the initial purchasers. The purchasers have agreed that the Private Placement Warrants will not be sold or transferred by them until 90 days after the completion of a Business Combination.

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

At the time of issuance, the Company had no trading history. As a result, it was not possible to value the Purchase Option based on historical trades. In order to estimate the value of the Purchase Option for disclosure purposes, the Company considered the historic volatilities of publicly traded blank check companies that had completed business combinations. The average volatility of the representative companies was calculated to be 41%. Management believes that this volatility is a reasonable benchmark to use in estimating the value of the Purchase Option. The actual volatility of the Units depended on many factors that could not be ascertained at the time of issuance.

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

Note 4 – Investments held in trust:

Investments held in trust consist of taxable and tax-free investments in money market funds.  Reconciliation of investments held in trust is as follows:

	For the year December 31, 2008	For the year December 31, 2007	August 1, 2006 (inception) to December 31, 2008

Investments held in trust- beginning of period	$116,465,340	$—	$—

Contribution to trust (which includes the deferred underwriting discount and commission of $3,450,000)	—	113,400,000	113,400,000

Interest income received	2,703,642	3,460,340	6,163,982

Withdrawals to fund operations	(1,050,000)	(395,000)	(1,445,000)

Withdrawals to pay taxes	(3,037,613)	—	(3,037,613)

Total investments held in trust	$115,081,369	$116,465,340	$115,081,369

At December 31, 2008, $305,000 remains available for working capital purposes from the investments held in the Trust Account.

Note 5 - Note payable to shareholder and related party transactions:

The Company issued an unsecured promissory note for $150,000 to Columbus Acquisition Holdings LLC, its principal initial shareholder, on August 10, 2006. The note was non-interest bearing and was originally payable on the earlier of March 31, 2007 or the consummation of the Public Offering by the Company. On March 30, 2007, Columbus Acquisition Holdings LLC amended the due date of the loan, and it became payable on the earlier of June 30, 2007 or the consummation of the Public Offering. As of December 31, 2006, the balance due on the note payable was $150,000. On May 23, 2007, the Company repaid the loan in full.

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative services to an affiliate of certain members of the Company's management team. Services will terminate upon the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company.  Payments since inception and for the years ended December 31, 2008 and 2007, relating to this agreement totaled $142,500, $90,000 and $52,500 respectively.

Note 6 – Income Taxes:

The provision for income taxes consists of the following:

	2008	2007
Federal	$747,000	988,000
State and local	440,000	594,000
Deferred	(1,016,000)	(144,000)

Total	$171,000	$1,438,000

Significant components of the Company’s deferred tax assets are as follows:

	2008	2007
Expenses deferred for income tax purposes	$1,481,000	177,000
Revenue deferred for book purposes	—	12,000

Less: Valuation Allowance	(321,000)	(45,000)

Total	$1,160,000	$144,000

Management has recorded a valuation allowance against a portion of its state and local deferred tax asset because it believes that based on current operations at December 31, 2008 it will not be able to fully utilize this asset.

The Company’s effective tax rate of approximately (84.5)% (which takes into account the valuation allowance) differs from the federal rate of 34% due to the following:

	2008		2007
U.S statutory income tax rate	34.0%		34.0%
State and local income taxes	18.6%		11.0%
Valuation allowance	(137.1	) %	1.5%
Other	—		1.4%

Effective tax rate	(84.5	) %	47.9%

The Company paid $2,940,750 in cash payments related to income taxes during fiscal year 2008.

Note 7 - Preferred stock:

The Company is authorized to issue up to 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No preferred shares had been issued as of December 31, 2008.

Note 8 - Reserved shares:

At December 31, 2008, a total of 19,275,000 shares of common stock were reserved for issuance upon the exercise of Warrants and the underwriters' Purchase Option.

Note 9 - Commitments:

The Company presently occupies office space provided by an affiliate of certain members of the Company’s management team.  Such affiliate has agreed that, until the company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time.

Note 9 - Commitments (continued):

In addition the company has entered into several agreements for legal and advisory services associated with the proposed business merger.

Pursuant to letter agreements with the Company and the Underwriter, the initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

The company may have additional obligations which are contingent upon the consummation of a business combination, as described in Note 11 – “The Proposed Business Combination with Integrated Drilling Equipment Company”.  Such obligations consist of: a) $3,450,000 in underwriter fees, which have been deferred and will be paid to the underwriters (less $0.24 per share paid to converting stockholders – see Note 1) only upon consummation of a business combination by May 18, 2009, and b) certain consulting and advisory fees of $1,435,000 payable upon the successful completion of the proposed business merger. In the event a business combination is not completed, the Company will not be obligated to pay the majority of fees.

Note 10 – Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2008 and 2007.

	2008 First Quarter	2008 Second Quarter	2008 Third Quarter	2008 Fourth Quarter	Total 2008
Revenue	—	—	—	—	—
Interest income	$868,432	$584,224	$540,720	$275,076	$2,268,452
Operating expenses	$(268,624)	$(222,259)	$(345,803)	$(1,633,736)	$(2,470,422)
Income (loss) before income taxes	599,808	361,965	194,917	(1,358,660)	(201,970)
Net income (loss)	303,808	173,965	71,917	(922,660)	(372,970)
Net income (loss) per share
- basic and diluted	$0.02	$0.01	$0.00	$(0.05)	$(0.02)

	2007 First Quarter	2007 Second Quarter	2007 Third Quarter	2007 Fourth Quarter	Total 2007
Revenue	—	—	—	—	—
Interest income	$—	$632,024	$1,480,836	$1,321,718	$3,434,578
Operating expenses	$(1,000)	$(43,878)	$(195,675)	$(191,447)	$(432,000)
Income (loss) before income taxes	(1,000)	588,146	1,285,161	1,130,271	3,002,578
Net income (loss)	(1,000)	350,959	677,348	537,271	1,564,578
Net income (loss) per share
- basic and diluted	$(0.00)	$0.04	$0.04	$0.03	$0.13

Note 11 – The Proposed Business Combination with Integrated Drilling Equipment Company

On December 15, 2008, Columbus Acquisition Corp., a Delaware corporation (“Columbus”), IDE Acquisition, LLC, a Delware limited liability company and wholly owned subsidiary of Columbus (“IDE Acquisition”), and Integrated Drilling Equipment Company, a Delaware corporation (“IDE”), entered into an Agreement and Plan of Merger (“the Merger Agreement”).  IDE, through its subsidiaries, is an established participant in the business of manufacturing new and refurbishing existing land-based drilling rigs, rig components and rig electrical systems and providing related services to the oil and gas drilling equipment industry on a global basis.

Consummation of the Merger is subject to customary closing conditions, including (a) approval by Columbus stockholders of the acquisition of the Merger; (b) approval by Columbus stockholders of certain amendments to the certificate of incorporation of Columbus; and (c) that fewer than 30% of the shares of Columbus common stock issued in the IPO vote against the Merger and demand to convert their shares for cash in accordance with Columbus’ amended and restated certificate of incorporation  (See Note 1 – “Organization and nature of business operations”. The Merger Agreement will be terminated under certain circumstances including, without limitation, if (a) the Closing does not occur on or before May 18, 2009; (b) the stockholders of Columbus do not approve the Merger; or (c) holders of 30% or more of the shares of Columbus common stock that were issued in the IPO vote against the Merger and properly elect to convert their shares into cash.

Under the terms of the Merger Agreement, IDE will merge with and into the Company’s wholly owned subsidiary, IDE Acquisition, LLC (which was newly-formed for this purpose), and IDE Acquisition, LLC will continue to exist as the Company’s wholly owned subsidiary and the surviving entity of the merger.  The Company’s proposed merger with IDE is referred to as “Merger”.  Upon completion of the Merger, the Company will acquire all of the outstanding shares of capital stock of IDE in exchange for:

•	$43 million in cash;

•
shares of the Company’s common stock having an aggregate value of $50 million (the value of each share will be based on the quotient of (i) the aggregate amount in the Company’s trust account, inclusive of any interest thereon, as of two business days prior to the closing date of the Merger, divided by (ii) the number of shares of the Company’s common stock issued as part of the Company’s initial public offering (we refer to this value as the “Trust Value Per Share”)); and

•
additional, contingent consideration consisting of shares of the Company’s common stock having a value (based on the Trust Value Per Share) of up to $156 million (which we refer to as the “Earnout Shares), subject to certain adjustments based on the net debt and net working capital of IDE at the time the Merger is completed and the Company’s performance following the Merger.  The additional, contingent consideration has been divided into two tranches, the first of which represents shares having a value of up to $50 million (which we refer to as the “First Tranche”) and is contingent on the Company’s 2009 earnings, and the second of which (which we refer to as the “Second Tranche”) represents shares having a value of up to $106 million and is contingent on the Company’s 2010 earnings.  The shares that may be issued in both cases is based on the Trust Value Per Share.  The issuance of the Earnout Shares is subject to the following:

2009

•
If the Company’s Earnout EBITDA (as defined in the Merger Agreement) for the year ended December 31, 2009 is equal to or greater than $55,000,000, then we will issue the First Tranche of the Earnout Shares; and

Note 11 – The Proposed Business Combination with Integrated Drilling Equipment Company (continued):

•
In addition to the foregoing, the Company will issue additional shares of common stock (based on the Trust Value Per Share) for every dollar by which the Company’s Earnout EBITDA for the year ended December 31, 2009 exceeds $55,000,000 (up to a maximum Earnout EBITDA of $80,000,000) (we refer to these additional shares as the “Additional First Tranche Earnout Shares”).

2010

•	If the Company’s Earnout EBITDA for the year ended December 31, 2010 is equal to or greater than $78,000,000, then the Company will issue the Second Tranche of the

Earnout Shares (less any Additional First Tranche Earnout Shares issued because the Company’s 2009 Earnout EBITDA exceeded $55,000,000, as described above ) (the “Second Target Shares”).

Cumulative EBITDA

•
Notwithstanding the foregoing, if the Company’s Earnout EBITDA for the year ended December 31, 2009 was less than $55,000,000, but the Company’s cumulative Earnout EBITDA for the two years ending December 31, 2010, is equal to or greater than $133,000,000, then the Company will issue the First Tranche of the Earnout Shares.

The Company will have the right to offer to pay up to 20% of this additional, contingent consideration in cash rather than in shares of common stock.

Upon completion of the Merger, the holders of the Company’s shares of common stock, warrants and units will continue to own their existing common stock, warrants and units, and the Company will change its name to “Integrated Drilling Equipment Company.”

Concurrent with the closing of the Merger, shares of the Company’s common stock having a value of $12,500,000 (based on the Trust Value Per Share) of the shares to be received by IDE shareholders as Merger consideration at the closing of the Merger will be placed in escrow until ten (10) business days following the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2009, to provide for the payment of any indemnification claims that the Company may make against IDE shareholders under the Merger Agreement.  The escrowed shares represent the Company’s sole recourse against IDE and its shareholders for indemnification claims under the Merger Agreement.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

a. Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, the Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, these officers concluded that as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

b. Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for the Company.  The Company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of as of the end of the period covered by this Annual Report on Form 10-K, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.  Based on that assessment and those criteria, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of as of the end of the period covered by this Annual Report on Form 10-K.  The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K under the caption entitled “Report of Independent Registered Public Accounting Firm.”

c. Changes in Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

d. Certificates.  Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached as exhibits to this Annual Report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position

Andrew Intrater	46	Chairman of the Board and Chief Executive Officer

Michael W. Ernestus	59	Executive Director and President

Jason Epstein	35	Senior Vice President

Paul F. Lipari	40	Senior Vice President

Michael Sloan	35	Senior Vice President and Chief Financial Officer

Barry J. Rourke	58	Director

Eric Zachs	49	Director

Rolf Zimmermann	62	Director

Jason Lustig	46	Director

Andrew Intrater has been our Chairman of the Board and Chief Executive Officer since our inception and served as our President from inception until the end of April 2007.  Since January 2000, Mr. Intrater has been the Chief Executive Officer of Columbus Nova, a private investment firm with offices in New York, Los Angeles, Charlotte and Moscow with over $2.0 billion of assets under management.  Mr. Intrater is a former Director of Renova Management, a global leader in energy, base metals and mining industries, and also currently a member of the Executive Board of Renova Management.  Columbus Nova is the U.S.-based affiliate of the Renova Group of companies, one of the largest Russian strategic investors in the metallurgical, oil, machine engineering, mining, chemical, construction, housing & utilities and financial sectors.  Renova Group of companies is a shareholder of leading mining and industrial entities in the Russian and global business communities, such as TNK-BP, UC Rusal and Integrated Energy Systems.  From March 1993 until the end of 1999, Mr. Intrater served as President and Chief Operating Officer of Oryx Technology Corp., and its predecessor, ATI, a leading manufacturer of semi-conductor testing equipment, based in Silicon Valley.  Mr. Intrater serves as Chairman of the Board of Directors of Moscow Cablecom Corp., a company listed on the Nasdaq Global Market.  Mr. Intrater is also a member of the Board of Directors of Oryx Technology Corp., White Energy, Inc., and Ethertouch, Ltd.  Mr. Intrater received a B.S. in Chemical Engineering from Rutgers University.

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

Paul F. Lipari has been our Senior Vice President since November 2006.  Mr. Lipari has been a partner of Columbus Nova since July 2006.  Since February 2003, Mr. Lipari has been a founding partner of Hudson Capital Advisors, an affiliate of Columbus Nova, focused on providing investment banking advisory services (including M&A, debt and equity capital raising and restructuring services), to middle market companies.  From 2001 to 2003, Mr. Lipari worked for Trimaran Capital Partners, a $1.5 billion private equity fund.  At Trimaran, Mr. Lipari primarily focused on Media and Telecommunications investments.  From 1997 to 2001, Mr. Lipari worked as an Executive Director in the Leveraged Finance Group for CIBC World Markets, and worked on a variety of senior bank debt, high yield debt and private/public equity transactions.  While in the Leveraged Finance Group at CIBC, Mr. Lipari spent considerable time working on numerous financings for Global Crossing, a provider of telecommunications services, and was involved with monitoring CIBC's private equity investment in Global Crossing.  Mr. Lipari sat on the board of Global Crossing prior to 2000.  From 1994 to 1997, Mr. Lipari worked at Salomon Brothers, Inc. where he was an associate in their High Yield Group and an analyst in their Merchant Banking Group.  Mr. Lipari currently serves as a Director of White Energy Inc., in which Columbus Nova holds a 59.67% interest.  Mr. Lipari received an M.B.A. from The Amos Tuck Business School at Dartmouth and a B.A. from Yale University.

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

Number and Terms of Office of Directors

Our Board of Directors has formed an audit committee and a nominating and corporate governance committee.  Each committee is comprised of three directors.  During 2008, our board of directors held two board meetings and four audit committee meetings.  No meetings of the nominating and corporate governance committee were held, as no new candidates have been sought for election to our board of directors subsequent to our initial public offering.  All directors attended 100% of the aggregate number of meetings of the board and of the respective committees on which they served.  The Company requires each director to make a diligent effort to attend all board and committee meetings, as well as each annual or special meeting of shareholders.

Board Committees

Audit Committee

Our audit committee consists of Barry J. Rourke, as Chairman, Eric Zachs and Rolf Zimmermann, each of whom is an independent director under the NYSE Alternext’s listing standards. The audit committee's duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consist of Rolf Zimmermann, as Chairman, Eric Zachs and Jason Lustig, each of whom is an independent director under the NYSE Alternext’s listing standards.  The nominating and corporate governance committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating and corporate governance committee considers persons identified by its members, management, shareholders, investment bankers and others.

Financial Expert on Audit Committee

The audit committee will at all times be composed exclusively of "independent directors" who are "financially literate" as defined under the NYSE Alternext’s listing standards.  The NYSE Alternext’s listing standards define "financially literate" as being able to read and understand fundamental financial statements, including a company's balance sheet, income statement and cash flow statement.

In addition, we must certify to the NYSE Alternext that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual's financial sophistication. The board of directors has determined that Mr. Rourke satisfies the NYSE Alternext’s definition of financial sophistication and also qualifies as an "audit committee financial expert," as defined under rules and regulations of the Securities and Exchange Commission.

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors and employees.  We have filed a copy of our code of ethics as an exhibit to the registration statement.  You may review this document by accessing our public filings at the Securities and Exchange Commission’s website at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us.  We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Act of 1934, the Company’s directors and executive officers are required to report their beneficial ownership and any changes therein to the Securities and Exchange Commission and the Company.  Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates.  Based on the Company’s review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended December 31, 2008 all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

No executive officer has received any cash compensation for services rendered to us.  Commencing on June 1, 2007, until the consummation of a business combination, pursuant to a letter agreement, we are obligated to and have paid Renova U.S. Management LLC, a limited liability company controlled by Mr. Intrater, our Chairman and Chief Executive Officer, a fee of $7,500 per month for providing it with administrative services.  Other than the fees payable to Renova U.S. Management LLC pursuant to that agreement, no compensation of any kind, including finder’s fees, consulting fees or other similar compensation, has been or will be paid by us or any other entity to any of our existing officers, directors, existing stockholders or any of their respective affiliates, prior to or in connection with a business combination.  However, such individuals and entities will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.  There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.  Because of the foregoing, we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Compensation Committee Interlocks and Insider Participation

Our board of directors has not established a compensation committee of the board of directors.

No member of Columbus’s board of directors has a relationship that would constitute an interlocking relationship with executive officers or directors of Columbus or another entity.

Compensation Committee Report

Our board of directors has not established a compensation committee of the board of directors.

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis with management, and, based on such review and discussion, the board of directors determined that the Compensation, Discussion and Analysis be included in this annual report.

Andrew Intrater
Barry J. Rourke
Eric Zachs
Rolf Zimmermann
Jason Lustig
Michael Ernestus

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

Name and Address of Beneficial Owner(1)	Number of Shares	Percentage of Class

Columbus Acquisition Holdings LLC(3)	2,692,500	15.4%
HBK Investments L.P.(4)	1,668,149	9.5%
QVT Financial L.P.(5)	1,652,390	9.4%
Citigroup Global Markets Inc.(6)	1,584,888	8.8%
Polar Securities Inc.(7)	1,144,350	6.5%
Andrew Intrater(8)	2,692,500	15.4%
Michael W. Ernestus	312,500	1.8%
Barry J. Rourke	30,000	*
Eric Zachs	30,000	*
Rolf Zimmermann	30,000	*
Jason Lustig	30,000	*
Paul F. Lipari(9)	437,500	2.5%
Jason Epstein(10)	437,500	2.5%
Michael Sloan(11)	376,111	2.1%
All directors and executive officers as a group (nine individuals)	3,125,000	17.9%

* Less than 1.0%
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Columbus Acquisition Holdings LLC, 153 East 53rd Street, 58th Floor, New York, New York 10022.
(2)
Does not reflect 3,650,000 shares of common stock issuable upon exercise of warrants held by Columbus Acquisition Holdings LLC, which are not exercisable until the later of our completion of a business combination and May 18, 2008.

(3)	The principal business address of Columbus Acquisition Holdings LLC is 153 East 53rd Street, 58th Floor, New York, New York 10022.

(4)
Based upon information contained in a Schedule 13G (Amendment No.2) filed on January 27, 2009 by HBK Investments L.P., HBK Services LLC, HBK New York LLC, HBK Partners II L.P., HBK Management LLC and HBK Master Fund L.P. Jamiel A. Akhtar, Richard L. Booth, David C. Haley, Lawrence H. Lebowitz, and William E. Rose are each managing members (collectively, the “Members”) of HBK Management LLC.  The Members expressly declare that the filing of the statement on Schedule 13G shall not be construed as an admission that they are, for purposes of Section 13(d) or 13(g) of the securities Exchange Act of 1934, beneficial owners of the securities. The principal business address of each of HBK Investments L.P., HBK Services LLC, HBK Partners II L.P., HBK Master Fund L.P., and HBK Management LLC is 2101 Cedar Springs Road, Suite 700, Dallas, Texas 75201. The principal business address for HBK New York LLC is 350 Park Avenue, 20th Floor, New York, New York 10022.

(5)
Based upon information contained in a Schedule 13G (Amendment No. 1) filed on January 31, 2008 by QVT Financial LP (“QVT Financial”), QVT Financial GP LLC, QVT Fund LP (the “Fund”) and QVT Associates GP, LLC. QVT Financial is the investment manager for the Fund, which beneficially owns 1,316,418 shares of common stock, and for Quintessence Fund L.P. (“Quintessence”), which beneficially owns 147,546 shares of common stock. QVT Financial is also the investment manager for a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”), which holds 188,426 shares of common stock. QVT Financial has the power to direct the vote and disposition of the common stock held by the Fund, Quintessence and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 1,652,390 shares of common stock, consisting of the shares owned by the Fund and Quintessence and the shares held in the Separate Account. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of common stock reported by QVT Financial. QVT Associates GP LLC, as General Partner of the Fund and Quintessence, may be deemed to beneficially own the aggregate number of shares of common stock owned by the Fund and Quintessence, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 1,463,964 shares of common stock. The Fund and the Separate Account also own warrants to purchase additional shares of common stock, which are not exercisable until the later of the Issuer’s completion of a business combination and May 18, 2008. Each of QVT Financial and QVT Financial GP LLC disclaims beneficial ownership of the shares of common stock owned by the Fund and Quintessence and held in the Separate Account. QVT Associates GP LLC disclaims beneficial ownership of all shares of common stock owned by the Fund and Quintessence, except to the extent of its pecuniary interest therein. The principal business address of QVT Financial, QVT Financial GP LLC, and QVT Associates GP LLC is 1177 Avenue of the Americas, 9th Floor New York, New York 10036. The principal business address of the Fund is Walkers SPV, Walkers House, Mary Street, George Town, Grand Cayman, KY1 9001 Cayman Islands.

(6)
Based upon information contained in a Schedule 13G (Amendment No. 1) filed on January 29, 2008 by Citigroup Global Markets Inc. (“CGM”), Citigroup Financial Products Inc. (“CFP”), Citigroup Global Markets Holdings Inc. (“CGM Holdings”) and Citigroup Inc. (“Citigroup”). The principal business address of each of CGM, CFP and CGM Holdings is 388 Greenwich Street, New York, NY 10013. The principal business address of Citigroup is 399 Park Avenue, New York, NY 10043.

(7)
Based upon information contained in a Schedule 13G (Amendment No. 2) filed on February 17, 2008 by Polar Securities, Inc. (“Polar Securities”) and North Pole Capital Master Fund (“North Pole”). Polar Securities serves as the investment manager to North Pole and a number of discretionary accounts with respect to which it has voting and dispositive authority over the shares of common stock. Each of Polar Securities and North Pole disclaims any beneficial ownership of any such shares. The principal business address of each of Polar Securities and North Pole is 372 Bay Street, 21st floor, Toronto, Ontario M5H 2W9, Canada.

(8)
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

(9)
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

(10)
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

(11)
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

Certain Relationships and Related Transactions

In August 2006, we issued 3,125,000 shares of our common stock to Columbus Holdings Acquisition LLC for an aggregate of $25,000 in cash, at a purchase price of approximately $0.008 per share.  Andrew Intrater, our Chairman and Chief Executive Officer, controls Columbus Holdings in his capacity as its sole managing member.  Mr. Intrater, Jason Epstein, Paul F. Lipari and Michael Sloan, each of whom is a member of our management team, as well as Jay M. Haft (who is affiliated with Columbus Nova, a private investment firm for which Mr. Intrater serves as Chief Executive Officer) and Marceau Schlumberger, are each members of Columbus Holdings, and own approximately 36.2%, 16.2%, 16.2%, 14%, 2.28%, 11.6% and 3.5%, respectively, of the Series A membership interests of Columbus Acquisition Holdings LLC.  Columbus Holdings subsequently transferred 30,000 of these shares to each of Barry J. Rourke, Eric Zachs, Rolf Zimmermann and Jason Lustig, members of our board of directors, for $0.008 per share (for a purchase price of $240 each) and 312,500 of these shares to Michael W. Ernestus, our President and Executive Director (for a purchase price of $2,500).  Columbus Holdings, Messrs. Rourke, Zachs, Zimmermann, Lustig and Ernestus own 2,692,500, 30,000, 30,000, 30,000, 30,000 and 312,500 shares of our common stock, respectively.

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

The holders of the initial shares, as well as the holders of the insider warrants (and underlying securities), are entitled to registration rights.  The holders of the majority of these securities are entitled to make up to two demands that we register such securities.  As the initial shares will be released from escrow one year after the consummation of a business combination, our existing shareholders can make a demand for registration of the resale of their initial shares at any time commencing nine months after the consummation of a business combination.  The holders of a majority of the insider warrants (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination.  In addition, the holders have certain ‘‘piggy-back’’ registration rights with respect to registration statements filed subsequent to our consummation of a business combination.  We will bear the expenses incurred in connection with the filing of any such registration statements.

Renova U.S. Management LLC has agreed that, commencing on the effective date of our initial public offering through the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time.  We have agreed to pay $7,500 per month for these services.  Renova U.S. Management LLC is a limited liability company controlled by Andrew Intrater, our Chairman, President and Chief Executive Officer.  Mr. Intrater owns 51% of the membership interests, and Mr. Intrater, Jason Epstein and Michael Sloan, our Senior Vice Presidents, and Jay M. Haft, one of our shareholders, collectively own approximately 95% of the membership interests of Renova U.S. Management LLC.  Mr. Intrater is the chief executive officer of Renova U.S. Management LLC and, as a result, benefits from the transaction to the extent of his interest in Renova U.S. Management LLC.  However, this arrangement is solely for our benefit and is not intended to provide Mr. Intrater compensation in lieu of a salary.  We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by Renova U.S. Management LLC is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed "independent," we did not have the benefit of disinterested directors approving this transaction.

To fund pre-offering expenses associated with the our initial public offering, Columbus Holdings loaned $150,000 to us in to cover expenses related to that offering, which was repaid on June 30, 2007.

Andrew Intrater, our Chairman of the Board and Chief Executive Officer, is the brother of Jonathan Intrater, a Managing Director of Ladenburg Thalmann & Co. Inc., which acted as one of the underwriters in our initial public offering.

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

Other than the $7,500 per-month administrative fee and any reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finder's fees, consulting fees or other similar compensation, will be paid to any of our existing shareholders, officers or directors who owned our common stock prior to this offering, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

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

Pursuant to our audit committee charter, any related party transaction, as defined in Securities and Exchange Commission Rule S-K 404(a) must be reviewed and approved by the audit committee.  The transactions described in this section were not pre-approved by our audit committee as they were entered into prior to consummation of the our initial public offering.

Director Independence

The NYSE Alternext requires that a majority of our board must be composed of "independent directors," which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company's board of directors would interfere with the director's exercise of independent judgment in carrying out the responsibilities of a director.  Our board of directors has determined that Messrs. Rourke, Zachs, Zimmermann and Lustig are "independent directors" as such term is defined in Rule 10A-3 of the Exchange Act and the rules of the NYSE Alternext.  Our independent directors have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Item 14.	Principal Accountant Fees and Services

Description of Professional Services

As previously disclosed in our February 4, 2008 8-K filing, a majority of the partners of Goldstein Golub Kessler LLP (“GGK”) became partners of McGladrey & Pullen, LLP (“M&P”).  As a result, GGK resigned as auditors of the Company effective January 31, 2008 and M&P was appointed as our independent registered public accounting firm in connection with our annual financial statements for the fiscal year ended December 31, 2008.

Audit Fees.  The aggregate fees for professional services rendered by GGK were $153,442, which includes fees related to the initial public offering and related audits (including the December 31, 2006 audit) and fees related to the review of financial statements included in our quarterly reports on Form 10-Q.

We incurred fees from M&P of approximately $25,000 in connection with our December 31, 2007 year end audit.  In addition we expect to incur M&P fees of approximately $55,000 for the audit of our December 31, 2008 financial statements and audit of our internal control over financial reporting and we have incurred approximately $62,000 of fees from M&P for reviews of interim financial statements and proxy filings during 2008.

 Audit-Related Fees.  Audit-related fees are for assurance and related services including, among others, consultation concerning financial accounting and reporting standards.  There were no aggregate fees billed for audit-related services rendered by GGK or M&P.

Tax Fees.  There were no fees paid to GGK or M&P for professional services for tax compliance, tax planning and tax advice for the fiscal years ended December 31, 2008 and 2007.

All Other Fees.  There were no fees paid to GGK or M&P for services other than audit services and audit-related services rendered by GGK or M&P for the fiscal years ended December 31, 2008 and 2007.

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

PART IV

Item 15.	Exhibits, Financial Statements Schedules

3. Exhibits:
2.1	Agreement and Plan of Merger dated as of December 15, 2008, by and among Columbus Acquisition Corp., IDE Acquisition, LLC and Integrated Drilling Equipment Company*****

3.1	Amended and Restated Certificate of Incorporation*

3.2	Bylaws*

4.1	Specimen Unit Certificate**

4.2	Specimen Common Stock Certificate**

4.3	Specimen Warrant Certificate**

4.4	Form of Unit Purchase Option to be granted to Representative**

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant**

10.1
Shareholders’ Agreement, dated as of December 15, 2008, by and among Columbus Acquisition Corp., Stephen D. Cope, as escrow representative, certain stockholders of Columbus Acquisition Corp. and certain stockholders of Integrated Drilling Equipment Company*****

10.1	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Columbus Acquisition Holdings LLC*

10.2	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Andrew Intrater*

10.3	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Michael Ernestus*

10.4	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Barry J. Rourke*

10.5	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Eric Zachs*

10.6	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Rolf Zimmermann*

10.7	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Jason Lustig*

10.8	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Paul F. Lipari*

10.9	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Michael Sloan*

10.10	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant****

10.11	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders**

10.12	Form of Warrant Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and Columbus Acquisition Holdings LLC****

10.13	Form of Letter Agreement between Renova U.S. Management LLC and the Registrant regarding administrative support**

10.14	Amended and Restated Promissory Note, dated August 10, 2006, issued to Columbus Acquisition Holdings LLC**

10.15	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders***

10.16	Warrant Purchase Agreement among the Registrant, Lazard Capital Markets LLC, LeBoeuf, Lamb, Greene & MacRae LLP and Columbus Acquisition Holdings LLC*

14	Form of Code of Ethics*

24.1	Power of Attorney

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Audit Committee Charter*

99.1	Press Release of Columbus Acquisition Corp., dated December 15, 2008*****

99.2	Form of Nominating and Corporate Governance Committee Charter*

99.2	Investor Presentation of Columbus Acquisition Corp., dated December 15, 2008*****

*	Previously filed in connection with Columbus Acquisition Corp.'s registration statement on Form S-1 (File No. 333-138890) filed on November 22, 2006.

**	Previously filed in connection with amendment No. 1 to Columbus Acquisition Corp.'s registration statement on Form S-1 (File No. 333-138890) filed on February 13, 2007.

***	Previously filed in connection with amendment No. 2 to Columbus Acquisition Corp.'s registration statement on Form S-1 (File No. 333-138890) filed on April 11, 2007.

****	Previously filed in connection with amendment No. 4 to Columbus Acquisition Corp.'s registration statement on Form S-1 (File No. 333-138890) filed on May 16, 2007.

*****	Previously filed in connection with Columbus Acquisition Corp.’s current report Form 8-K filed on December 15, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBUS ACQUISITION CORP.

By:	/s/ Andrew Intrater
Andrew Intrater
Chairman and Chief Executive Officer
(Principal Executive Officer)
Date: February 23, 2009

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Andrew Intrater
Andrew Intrater
Chairman and Chief Executive Officer
(Principal Executive Officer)
Date: February 23, 2009

/s/ Michael Sloan
Michael Sloan
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: February 23, 2009

/s/ Michael W. Ernestus
Michael W. Ernestus
Executive Director and President
Date: February 23, 2009

/s/ Barry J. Rourke
Barry J. Rourke
Director
Date: February 23, 2009

/s/ Eric Zachs
Eric Zachs
Director
Date: February 23, 2009

/s/ Rolf Zimmermann
Rolf Zimmermann
Director
Date: February 23, 2009

/s/ Jason Lustig
Jason Lustig
Director
Date: February 23, 2009