Form 10-Q
period 2009-03-31
COLUMBUS ACQUISITION CORP
filed 2009-05-08
CIK 1381526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,500,000 common shares ($0.0001 par value) were outstanding as of May 5, 2009.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash	$86,076	$1,672
Investments held in trust	111,287,671	111,631,369
Deferred underwriter commissions held in trust	3,450,000	3,450,000
Prepaid expenses	247,161	188,584

Total current assets	115,070,908	115,271,625

Deferred tax asset	1,404,000	1,160,000

Total assets	$116,474,908	$116,431,625

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	$1,806,939	$1,321,275
Deferred interest	484,071	460,952
Due to underwriter	3,450,000	3,450,000

Total liabilities	5,741,010	5,232,227

Common stock subject to possible conversion - 4,311,063 shares	32,979,628	32,979,628

Commitments

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued or outstanding
Common stock, $0.0001 par value, 39,000,000 shares authorized; 17,500,000 shares (which includes 4,311,063 subject to possible conversion) issued and outstanding at March 31, 2009 and December 31, 2008, respectively	1,750	1,750
Additional paid-in capital	77,041,058	77,027,865
Retained earnings accumulated during the development stage	711,462	1,190,155
Total stockholders' equity	77,754,270	78,219,770

Total liabilities and stockholders' equity	$116,474,908	$116,431,625

See Notes to Unaudited Condensed Consolidated Financial Statements

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended, March 31, 2008	Period from August 1, 2006 (Inception) to March 31, 2009

Interest income	$66,596	$868,432	$5,769,626

Formation and operating costs	(793,289)	(268,624)	(3,697,164)

(Loss) income before provision for income taxes	$(726,693)	$599,808	$2,072,462

Benefit (provision) for income taxes	248,000	(296,000)	(1,361,000)

Net (loss) income	$(478,693)	$303,808	$711,462

Net (loss) income per common share - basic and diluted	$(0.03)	$0.02	$0.05

Weighted average number of common shares outstanding - basic and diluted	17,500,000	17,500,000	13,214,011

See Notes to Unaudited Condensed Consolidated Financial Statements

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit) Accumulated During the Development Stage	Stockholders Equity
Issuance of common stock on August 10, 2006 at $0.008 per share to initial stockholders	3,125,000	$313	$24,687	-	$25,000
Net loss for the period from August 1, 2006 (inception) to December 31, 2006	-	-	-	(1,453)	(1,453)
Balance at December 31, 2006	3,125,000	313	24,687	(1,453)	23,547

Sale of private placement warrants at $1.00 per warrant	-	-	3,650,000	-	3,650,000
Sale of 14,375,000 units net of underwriter discount and offering expenses (including 4,311,063 shares subject to possible conversion) at $8.00 per unit	14,375,000	1,437	106,332,706	-	106,334,143
Reclassification from stockholders' equity of proceeds from sale of 4,311,063 shares subject to possible conversion	-	-	(32,979,628)	-	(32,979,628)
Sale of underwriters' purchase option	-	-	100	-	100

Net income for the year ended December 31, 2007	-	-	-	1,564,578	1,564,578
Balance at December 31, 2007	17,500,000	1,750	77,027,865	1,563,125	78,592,740

Net loss for the year ended December 31, 2008	-	-	-	(372,970)	(372,970)
Balance at December 31, 2008	17,500,000	1,750	77,027,865	1,190,155	78,219,770

(Unaudited):
Capital contribution from stockholder	-	-	13,193	-	13,193
Net loss for the three months ended March 31, 2009	-	-	-	(478,693)	(478,693)
Balance at March 31, 2009	17,500,000	$1,750	$77,041,058	$711,462	$77,754,270

See Notes to Unaudited Condensed Consolidated Financial Statements

COLUMBUS ACQUISITION CORP.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Period from August 1, 2006 (Inception) to March 31, 2009
Cash flows from operating activities:
Net (loss) income	$(478,693)	$303,808	$711,462
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Interest on investment held in trust	(89,715)	(1,036,537)	(6,253,697)
Deferred tax asset	(244,000)	(163,000)	(1,404,000)
Prepaid expenses	(58,577)	1,134	(247,161)
Accrued expenses	485,664	152,617	1,806,939
Income tax payable	-	(1,487,750)	-
Deferred interest	23,119	168,105	484,071
Net cash used in operating activities	(362,202)	(2,061,623)	(4,902,386)

Cash flows from investing activities:
Cash deposit in trust accounts	-	-	(113,400,000)
Disbursement from interest earned on investments held in trust	433,413	1,989,188	4,916,026
Net cash provided by (used in) investing activities	433,413	1,989,188	(108,483,974)

Cash flows from financing activities:
Proceeds from public offering	-	-	115,000,000
Payments of public offering costs	-	-	(5,215,857)
Proceeds from private placement of warrants	-	-	3,650,000
Capital contribution from stockholder	13,193	-	13,193
Proceeds from note payable to stockholder	-	-	150,000
Repayment of note payable to stockholder	-	-	(150,000)
Proceeds from sale of shares of common stock	-	-	25,000
Proceeds from underwriters purchase option	-	-	100
Net cash provided by financing activities	13,193	-	113,472,436

Net increase (decrease) in cash	84,404	(72,435)	86,076

Cash, beginning of period	1,672	84,716	-

Cash, end of period	$86,076	$12,281	$86,076

Supplemental disclosure of non-cash financing activities:

Accrual of deferred underwriting fees	$-	$-	$3,450,000

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and nature of business operations:

Basis of Presentation:

The condensed consolidated financial statements as of and for the three months ended March 31, 2009 and 2008 and for the period from August 1, 2006 (inception) to March 31, 2009 have been prepared by the Company and are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial statements. Accordingly, the unaudited condensed financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the financial statements included in this quarterly report on Form 10-Q. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2009 or for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K as of and for the year ended December 31, 2008 (our “Annual Report”), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2009.  The accounting policies used in preparing these unaudited financial statements are consistent with those described and used to prepare the audited financial statements included in our Annual Report.  The December 31, 2008 balance sheet and statement of stockholders’ equity for the years ended December 31, 2008 and 2007 and the period from August 1, 2006 (inception) to December 31, 2006 have been derived from those audited financial statements.

Columbus Acquisition Corp. (hereinafter referred to as “Columbus” or the “Company”) was incorporated in Delaware on August 1, 2006 as a blank check company whose objective is to acquire through a Merger, stock exchange, asset acquisition or similar business combination a currently unidentified operating business or businesses (such transaction is hereinafter referred to as a “Business Combination”).

Going concern consideration – There is substantial doubt about the Company’s ability to continue as a going concern due to (i) the requirement that the Company completes a Business Combination by May 18, 2009 (July 15, 2009 if the Extension Amendments described below are approved by the Company’s stockholders) or it will be forced to liquidate and (ii) as a result of a working capital deficiency (excluding funds held in trust) as of March 31, 2009.  The Company has entered into a Merger Agreement with Integrated Drilling Equipment Company, which is subject to stockholder approval as discussed in Notes 1 and 10.  The Company plans to fund its operations by deferring payments to certain vendors.  There is no assurance that the Company will complete a Business Combination by May 18, 2009 or July 15, 2009 if the Extension Amendments described below are approved by the Company’s shareholders.  The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

On May 23, 2007, the Company consummated its initial public offering (the “Public Offering”) of 12,500,000 units (“Units”), plus an additional 1,875,000 Units that were attributable to the exercise in full of the underwriters’ over-allotment option.  Each Unit consisted of one share of the Company’s common stock, par value $0.0001 per share (“common stock”), and one warrant to purchase one share of common stock at a price of $6.00.   At the closing of the Public Offering, the Company received net proceeds of approximately $113,400,000, including $3,650,000 of proceeds from the private placement (the “Private Placement”) of 3,650,000 warrants to certain officers, directors and shareholders of the Company and including $3,450,000 of deferred underwriting discounts and commissions as described in Note 3. The warrants sold in the Private Placement were identical to the warrants included as part of the Units sold in the Public Offering, but the purchasers in the Private Placement have waived their rights to receive any distributions on liquidation in the event the Company does not complete a Business Combination (as described below).

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and nature of business operations (concluded):

The Company's management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with an operating business, which may not constitute a business combination for accounting purposes. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination before the time that it is required to liquidate. Upon the closing of the Public Offering and Private Placement, $113,400,000, which includes the deferred underwriting discount and commission of $3,450,000 as described in Note 3, was deposited in a trust account (the “Trust Account”) and invested in a money market fund solely invested in U.S. government securities. The Trust Account will continue to be maintained until the earlier of (i) the consummation of a Business Combination (as to which no assurance can be given) or (ii) the Company’s liquidation. The funds placed in the Trust Account may not be protected from third party claims against the Company. Although the Company seeks to have all vendors (excluding our independent accountants), prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any amounts held in the Trust Account, there is no guarantee that they will execute such agreements. One of the Company's directors has agreed that he will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that this director will be able to satisfy those obligations. In addition, the Company may use income earned on trust to pay franchise and income taxes and up to $1,750,000 for working capital purposes, including business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  As of March 31, 2009, the Company has used the entire $1,750,000 of interest earned in the funds held in the Trust Account for these purposes.

After the Company enters into a definitive agreement for a Business Combination, it is required to submit such transaction to its stockholders for their approval. Except as described below in this Note 1 and in Note 11, in the event that shareholders owning 30% or more of the shares sold in the Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.  In connection with any vote of the Company’s stockholders taken with respect to a Business Combination submitted to the Company’s stockholders for their approval, all of the Company's directors, officers and their respective affiliates (collectively, the “Initial Stockholders”) have agreed to vote their shares of common stock in accordance with the vote of the majority in interest of all other shareholders of the Company (the “Public Stockholders”).  After consummation of a Business Combination (as to which no assurance can be given), these voting safeguards will no longer exist.

The Company's Certificate of Incorporation currently provides that the Company will continue in existence only until 24 months from the Effective Date of the Public Offering.  However, on April 2, 2009, the Company announced that its Board of Directors approved amendments to the Company’s Certificate of Incorporation (collectively, the “Extension Amendments”).  The Extension Amendments, which will require the affirmative vote of a majority of Columbus’ outstanding common stock as of the close of business on April 20, 2009 (the “record date”) would (i) extend the date by which the company must complete a Business Combination from May 18, 2009 to July 15, 2009, to avoid being required to liquidate; and (ii) allow public holders of less than 50% of  the Company’s outstanding common stock who vote against the Extension Amendments and elect conversion to convert their respective shares into a portion of the funds available in the Trust Account.  Columbus has filed a preliminary proxy statement with the SEC to solicit the approval of the Company’s stockholders of the Extension Amendments at a special meeting of stockholders (the “Special Meeting”), which is expected to be held on May 14, 2009. If the Extension Amendments are approved by the Company’s stockholders, the trust agreement that the Company entered into in connection with the Public Offering will be amended to extend the date by which the Trust Account must be liquidated from May 18, 2009 to July 15, 2009. However, the Company cannot assure you that the Extension Amendments will be approved or that, if approved, that the Company will complete a Business Combination before July 15, 2009.  All of the Company's Initial Stockholders have agreed to vote any common stock owned by them in favor of the Extension Amendments.  On the record date, the Initial Stockholders beneficially owned and were entitled to vote an aggregate of 3,125,000 shares of common stock, representing approximately 17.9% of the Company’s issued and outstanding common stock.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and nature of business operations (continued):

With respect to a Business Combination that is approved and consummated, any Public Stockholder who votes against the Business Combination may demand that the Company redeem its shares for cash. The per share redemption price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering. Accordingly, Public Stockholders holding 29.99% (49.99% if the Extension Amendments are approved by the Company’s stockholders) of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares of common stock in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (subject to distributions for working capital of up to $1,750,000 (which have been made in full as of March 31, 2009) and amounts paid or accrued for taxes) computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Public Offering (29.99% of the amount held in Trust Fund, excluding the deferred portion of the underwriters' discount and commission) has been classified as common stock subject to possible conversion on the accompanying March 31, 2009 balance sheet. The amount so classified does not give effect to the Extension Amendments, should they be approved by the Company’s stockholders.  In addition, such Public Stockholders would be entitled their pro rata share of the deferred portion of the underwriters' discount and commission held in trust (see Note 3).

If the Company has not completed a Business Combination by May 18, 2009 (or July 15, 2009, if the Extension Amendments are approved by the Company’s stockholders), its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs.  In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the offering price per in the Public Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Public Offering as discussed in Note 3).

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies:

Basis of Presentation:

The accompanying condensed consolidated financial statements include the accounts of Columbus Acquisition Corp. and its wholly owned subsidiary IDE Acquisition, LLC (collectively referred to as the “Company”). All significant intercompany transactions and balances have been eliminated. The statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

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

Concentration of credit risk:

Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and investments held in trust. All of the funds held in the Trust Account have been invested in a money market fund maintained by Morgan Stanley Investment Management. Specifically, this money market fund is held within the “Government Portfolio” of one of the Morgan Stanley Institutional Liquidity Funds, a money market fund that invests exclusively in obligations of the U.S. government and its agencies and instrumentalities, and in repurchase agreements collateralized by such securities. The Company has been advised by Morgan Stanley that the money market fund in which we have invested the funds held in the Trust Account is held in a separate stand-alone investment company with an independent board of directors or trustees, and the Trust Account assets are held in a separate segregated account for this money market fund at a custodian bank (J.P. Morgan Chase & Co. in our case). The Company’s investment of the Trust Account funds in this money market fund remains separate from the assets of Morgan Stanley and its subsidiaries, and cannot be commingled at any time with assets of Morgan Stanley or its subsidiaries. However, an investment in this money market fund is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. The Company is exposed to credit risk in the event that the financial position of the financial institution that holds the Trust Account assets deteriorates and such financial institution is no longer able to satisfy its financial obligations.

Fair value of financial instruments:

The fair values of the Company's assets and liabilities that are defined as financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 107 “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheets.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued):

New accounting pronouncements:

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the Business Combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the Business Combination.  SFAS 141R was adopted January 1, 2009 and will have an impact to us with respect to any acquisitions that we complete on or after January 1, 2009.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the ownership interests in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  SFAS 160 was adopted January 1, 2009 and will have an impact to us with respect to any acquisitions, that we complete on or after January 1, 2009, which result in a noncontrolling interest.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides guidance on how to determine if certain instruments or embedded features are considered indexed to our own stock, including instruments similar to our convertible notes and warrants to purchase our stock.  EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption.  EITF 07-5 was adopted January 1, 2009 and did not have an impact to our consolidated financial statements.

No other recently issued accounting pronouncements that became effective during the three month period ended March 31, 2009 or that will become effective in a subsequent period has had or is expected to have a material impact on our financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued):

Net (loss) income per common share:

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares outstanding during each period. Diluted net (loss) income per common share reflects the additional dilution for all potentially dilutive securities such as outstanding warrants and the underwriters' option described in Note 3. The effects of the warrants outstanding as of March 31, 2009 for the purchase of 18,025,000 shares issued in connection with the Public Offering described in Note 3 have not been considered in the computation of diluted net (loss) income per share since the ability of the holders to exercise the warrants is contingent upon the consummation of a Business Combination. The effects of the 625,000 Units (1,250,000 shares of common stock and equivalents) included in the underwriters’ option has not been considered in the calculation of diluted earnings per common share since the average market price of a unit through March 31, 2009 was less than the exercise price per Unit.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued):

Financial assets recorded at fair value on the Company’s condensed consolidated balance sheets are categorized as follows:

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

The following table presents the Company’s hierarchy for its financial instruments measured at fair value on a recurring basis as of March 31, 2009:

	Level 1	Level 2	Level 3	Total
Investments held in trust	$114,737,671	-	-	$114,737,671
Total assets measured at fair value on a recurring basis	$114,737,671	-	-	$114,737,671

Note 3 - Initial public offering and value of unit purchase option:

On May 23, 2007, the Company sold 14,375,000 Units, including 1,875,000 Units pursuant to the over-allotment option granted to the underwriters, in the Public Offering at a price of $8.00 per unit. Each Unit consists of one share of the Company's common stock and one Redeemable Common Stock Purchase Warrant (“Warrant”) and, accordingly, the Company issued 14,375,000 shares of common stock and 14,375,000 warrants to purchasers of the Units.  Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 per share commencing on the later of the completion of a Business Combination with a Target Business or one year from the effective date of the Public Offering and expires four years from the effective date of the Public Offering, unless earlier redeemed. The Warrants will be redeemable at a price of $0.01 per Warrant upon 90 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Public Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Initial public offering and value of unit purchase option (concluded):

In connection with the Public Offering, the Company paid the underwriters of the Public Offering underwriting discounts and commissions of 7% of the gross proceeds of the Public Offering, or $8,050,000, of which $3,450,000 was deposited in the Trust Account and is payable only upon the consummation of a Business Combination.  If a Business Combination is approved and completed, Public Stockholders who voted against the Business Combination and have exercised their conversion rights will be entitled to their pro rata share of the deferred underwriting discounts and commissions.  On May 30, 2007, the Warrants and the Units commenced trading separately.

Simultaneously with the consummation of the Public Offering, certain of the Initial Stockholders purchased 3,650,000 warrants (“Private Placement Warrants”) at a purchase price of $1.00 per warrant, in a private placement. The proceeds of $3,650,000 were placed in the Trust Account. The Private Placement Warrants are identical to the Warrants underlying the Units sold in the Public Offering except that if the Company calls the Warrants for redemption, the Private Placement Warrants will be exercisable on a cashless basis as long as they are still held by the initial purchasers. The purchasers have agreed that the Private Placement Warrants will not be sold or transferred by them until 90 days after the completion of a Business Combination.

In connection with the Public Offering, the Company issued an option to the underwriters, for $100, to purchase up to a total of 625,000 Units at a price of $10.00 per Unit (“Purchase Option”). The Units issuable upon exercise of the Purchase Option are identical to those offered in the Public Offering. The Purchase Option and its underlying securities have been registered under the registration statement that the Company filed with the SEC in connection with the Public Offering. The Purchase Option has a term of five years. The sale of the Purchase Option was accounted for as an equity transaction on the basis of the proceeds received of $100 and not on the basis of the fair value of the securities sold. The Company has determined, based upon a Black-Scholes model, that the fair market value of the Purchase Option on the date of grant was approximately $1,762,500, using an expected life of five years, volatility of 41% and a risk-free interest rate of 4.5%.

At the time of issuance of the Purchase Option, the Company had no trading history. As a result, it was not possible to value the Purchase Option based on historical trades.  In order to estimate the value of the Purchase Option for disclosure purposes, the Company considered the historic volatilities of publicly traded blank check companies that have completed Business Combinations. The average volatility of the representative companies was calculated to be 41%. Management believes that this volatility is a reasonable benchmark to use in estimating the value of the Purchase Option. The actual volatility of the Units will depend on many factors that could not be ascertained at that time.

The Purchase Option may be exercised for cash or on a “cashless” basis, at the holder's option, such that the holder may use the appreciated value of the Purchase Option (the difference between the exercise prices of the Purchase Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the Purchase Option without the payment of any cash. The Company has no obligation to net cash settle the exercise of the Purchase Option or the Warrants underlying the Purchase Option. The holder of the Purchase Option is not be entitled to exercise the Purchase Option or the Warrants underlying the Purchase Option unless a registration statement covering the securities underlying the Purchase Option is effective or an exemption from a registration is available. If the holder is unable to exercise the Purchase Option or the underlying Warrants, the Purchase Option or Warrants, as applicable, will expire worthless.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Investments held in trust:

Investments held in trust consist of taxable and tax-free investments in money market funds.  Reconciliation of investments held in trust is as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	August 1, 2006 (inception) to March 31, 2009
Investments held in trust- beginning of period	$115,081,369	$116,465,340	$-
Contribution to trust (including deferred underwriter commission)	-	-	$113,400,000
Interest income received	89,715	1,036,537	6,253,697
Withdrawals to fund operations	(305,000)	-	(1,750,000)
Withdrawals to pay taxes	(128,413)	(1,989,188)	(3,166,026)
Total investments held in trust	$114,737,671	$115,512,689	$114,737,671

At March 31, 2009, the Company does not have any funds available from the investments held in trust for working capital purposes.

Note 5 - Note payable to shareholder and related party transactions:

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative services to an affiliate of certain members of the Company's management team. Such services will terminate upon the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company.  The Statements of Operations for the three month periods ended March 31, 2009 and 2008 include $22,500 of administrative fees relating to this agreement.

Note 6 – Income Taxes:

The benefit (provision) for income taxes consists of the following:

Current	2009	2008
Federal	$248,000	$(289,000)
State and local	-	(170,000)
Deferred	-	163,000

Total	$248,000	$(296,000)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Income Taxes (continued):

Significant components of the Company’s deferred tax assets are as follows:

	2009	2008
Expenses deferred for income tax purposes	$1,585,000	$292,000
Income deferred for book purposes	220,000	89,000
Less: Valuation Allowance	(401,000)	(74,000)

Total	$1,404,000	$307,000

Management has recorded a valuation allowance against a portion of its state and local deferred tax asset because it believes that based on current operations at March 31, 2009 it will not be able to fully utilize this asset.

Note 7 - Preferred stock:

The Company is authorized to issue up to 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No preferred shares had been issued as of March 31, 2009.

Note 8 - Reserved shares:

At March 31, 2009, a total of 19,275,000 shares of common stock were reserved for issuance upon the exercise of Warrants and the underwriters' Purchase Option.

Note 9 – Paid in Capital

During the three month period ended March 31, 2009 the Company received a capital contribution of $13,193 from a shareholder to pay certain expenses.

Note 10 – The Proposed Business Combination with Integrated Drilling Equipment Company:

On December 15, 2008, the Company, IDE Acquisition, LLC, a Delaware limited liability company and wholly owned subsidiary of Columbus (“IDE Acquisition”), and Integrated Drilling Equipment Company, a Delaware corporation (“IDE”), entered into an Agreement and Plan of Merger (“the Merger Agreement”).  IDE, through its subsidiaries, is an established participant in the business of manufacturing new and refurbishing existing land-based drilling rigs, rig components and rig electrical systems and providing related services to the oil and gas drilling equipment industry on a global basis. Under the terms of Merger Agreement, IDE will merge with and into our wholly owned subsidiary, IDE Acquisition (which was newly-formed for this purpose), and IDE Acquisition, will continue to exist as our wholly owned subsidiary and the surviving entity of the Merger.

Consummation of the Merger is subject to customary closing conditions, including (a) approval by the Company’s stockholders of the Merger; (b) approval by the Company’s stockholders of certain amendments to the Company’s Certificate of Incorporation; and (c) that fewer than 30% of the shares of Columbus common stock issued in the Public Offering vote against the Merger and demand to convert their shares into cash in accordance with the Company’s Certificate of Incorporation  (See Note 1 – “Organization and nature of business operations”. The Merger Agreement will be terminated under certain circumstances including, without limitation, if (a) the Merger is not consummated on or before July 15, 2009; (b) the Company’s stockholders do not approve the Merger; or (c) holders of 30% or more of the shares of the Company’s common stock that were issued in the IPO vote against the Merger and properly elect to convert their shares into cash.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – The Proposed Business Combination with Integrated Drilling Equipment Company (continued):

Upon completion of the Merger, the Company will acquire all of the outstanding shares of capital stock of IDE in exchange for:

☐	$43 million in cash;

☐
shares of the Company’s common stock having an aggregate value of $50 million (the value of each share will be based on the quotient of (i) the aggregate amount in the Company’s trust account, inclusive of any interest thereon, as of two business days prior to the closing date of the Merger, divided by (ii) the number of shares of the Company’s common stock issued as part of the Company’s initial public offering (we refer to this value as the “Trust Value Per Share”)); and

☐
additional, contingent consideration consisting of shares of the Company’s common stock having a value (based on the Trust Value Per Share) of up to $156 million (which we refer to as the “Earnout Shares”), subject to certain adjustments based on the net debt and net working capital of IDE at the time the Merger is completed and the Company’s performance following the Merger.  The additional, contingent consideration has been divided into two tranches, the first of which represents shares having a value of up to $50 million (which we refer to as the “First Tranche”) and is contingent on the Company’s 2009 earnings, and the second of which (which we refer to as the “Second Tranche”) represents shares having a value of up to $106 million and is contingent on the Company’s 2010 earnings.  The number of shares that may be issued in both cases is based on the Trust Value Per Share.  The issuance of the Earnout Shares is subject to the following:

2009

☐
If the Company’s Earnout EBITDA (as defined in the Merger Agreement) for the year ended December 31, 2009 is equal to or greater than $55,000,000, then we will issue the First Tranche of the Earnout Shares; and

☐
In addition to the foregoing, the Company will issue additional shares of common stock (based on the Trust Value Per Share) for every dollar by which the Company’s Earnout EBITDA for the year ended December 31, 2009 exceeds $55,000,000 (up to a maximum Earnout EBITDA of $80,000,000) (we refer to these additional shares as the “Additional First Tranche Earnout Shares”).

2010

☐
If the Company’s Earnout EBITDA for the year ended December 31, 2010 is equal to or greater than $78,000,000, then the Company will issue the Second Tranche of the Earnout Shares (less any Additional First Tranche Earnout Shares issued because the Company’s 2009 Earnout EBITDA exceeded $55,000,000, as described above ) (the “Second Target Shares”).

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – The Proposed Business Combination with Integrated Drilling Equipment Company (concluded):

Cumulative EBITDA

☐
Notwithstanding the foregoing, if the Company’s Earnout EBITDA for the year ended December 31, 2009 was less than $55,000,000, but the Company’s cumulative Earnout EBITDA for the two years ending December 31, 2010, is equal to or greater than $133,000,000, then the Company will issue the First Tranche of the Earnout Shares.

The Company has the right to offer to pay up to 20% of this additional, contingent consideration in cash rather than in shares of common stock.

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

Note 11 – Subsequent Event

On April 2, 2009, the Company announced that its Board of Directors approved the Extension Amendments described above in Note 1.  If the Extension Amendments are approved by the Company’s stockholders, the trust agreement that the Company entered into in connection with the Public Offering would be amended to extend the date by which the Trust Account must be liquidated from May 18, 2009 to July 15, 2009. However, the Company cannot assure you that the Extension Amendments will be approved or that, if approved, the Company will complete a Business Combination by July 15, 2009.

If the Extension Amendments are approved by the Company’s stockholders and the Company has not completed a Business Combination by July 15, 2009, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the offering price per share in the Public Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Public Offering as discussed in Note 3).

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

Through March 31, 2009, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, activities relating to general corporate matters and, since approximately December 15, 2008, activities relating to our proposed merger with IDE, as described below.  We have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering.  For the three month period ended March 31, 2009, we earned $66,596 in interest income, net of deferred interest of $23,120, all of which was received as of March 31, 2009.

For the quarter ended March 31, 2009, we paid or incurred an aggregate of approximately $793,289 in expenses for the following purposes:

•	payment of premiums associated with our director's and officer's insurance;

•	franchise tax incurred in the State of Delaware;

•	monthly fee paid to Renova U.S. Management, LLC for office and administrative services;

•	due diligence and investigation of prospective target businesses;

•
legal and accounting fees, including those relating to our proposed merger with Integrated Drilling Equipment Company described below, compliance with our SEC reporting obligations and general corporate matters; and

•	other miscellaneous expenses including New York State and New York City capital taxes.

We will continue to earn interest on the trust account to finance our operations (limited to $1,750,000 plus amounts for taxes) prior to consummating a Business Combination.  However, we have used the maximum amount of interest income that we are permitted to withdraw to fund our working capital requirements.  We currently believe that we have sufficient available funds to complete our efforts to effect a Business Combination with an operating business on or prior to May 18, 2009 (or July 15, 2009 if the Extension Amendments described below are approved by our stockholders), assuming that a Business Combination is not consummated during that time.  However, we cannot assure you that this will be the case.  Please refer to Item 1A of Part II of this quarterly report (and the discussion of risk factors that have been incorporated in this quarterly report by reference to the discussion under the heading “Risk Factors” that is contained in our annual report on Form 10-K for the fiscal year ended December 31, 2008 that we filed with the SEC) for a detailed discussion of the many risks to which we are subject, a number of which (if they were to materialize) could adversely impact our company, the value of your investment in our company and our ability to effect a Business Combination.  Approximately $1,750,000 of working capital over this time period has been funded from the interest earned from the funds held in the trust account.  Over this time period, we currently anticipate incurring expenses for the following purposes:

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

•
legal and accounting fees, including those relating to our proposed merger with Integrated Drilling Equipment Company described below, compliance with our SEC reporting obligations and general corporate matters; and

•	other miscellaneous expenses, including New York State and New York City capital taxes.

We have used all of the $1,750,000 available to us from interest earned on the trust account for working capital.  We intend to pay all additional expenses from working capital available to us following the consummation of a Business Combination.  If we do not complete a Business Combination, one of our directors has agreed to indemnify us against any claims by any vendor, prospective target business, or other entities that are owed money from us for services rendered or products sold to us that would reduce the amount of the funds in the trust account.

Since June 1, 2007, we have paid a monthly fee of $7,500 to Renova U.S.  Management LLC, an affiliate of certain members of our management team, for office space and certain administrative, technology and secretarial services provided by that company.  We expect to continue to pay this monthly fee until the time that we effect a Business Combination.

Proposed Merger with IDE:

General

On December 15, 2008, our board of directors approved a Business Combination with Integrated Drilling Equipment Company, which we refer to as IDE.  IDE, through its subsidiaries, is an established participant in the business of manufacturing new and refurbishing existing land-based drilling rigs, rig components and rig electrical systems and providing related services to the oil and gas drilling equipment industry on a global basis.  The principal customers for IDE’s products and services are land-based drilling contractors in North America, South America, Central America, the Middle East, Africa, Eurasia and Russia.  Under the terms of an agreement and plan of merger, dated as of December 15, 2008 (which we refer to as the “Merger Agreement”), IDE will merge with and into our wholly owned subsidiary, IDE Acquisition, LLC (which was newly-formed for this purpose), and IDE Acquisition, LLC will continue to exist as our wholly owned subsidiary and the surviving entity of the merger.  We refer to our proposed merger with IDE as the “Merger” throughout this quarterly report.  Upon completion of the Merger, we will acquire all of the outstanding shares of capital stock of IDE in exchange for:

•	$43 million in cash;

•
shares of our common stock having an aggregate value of $50 million (the value of each share will be based on the quotient of (i) the aggregate amount in our trust account, inclusive of any interest thereon, as of two business days prior to the closing date of the Merger, divided by (ii) the number of shares of our common stock issued as part of our initial public offering (we refer to this value as the “Trust Value Per Share”)); and

•
additional, contingent consideration consisting of shares of our common stock having a value (based on the Trust Value Per Share) of up to $156 million (which we refer to as the “Earnout Shares), subject to certain adjustments based on the net debt and net working capital of IDE at the time the Merger is completed and our performance following the Merger.  The additional, contingent consideration has been divided into two tranches, the first of which represents shares having a value of up to $50 million (which we refer to as the “First Tranche”) and is contingent on our 2009 earnings, and the second of which (which we refer to as the “Second Tranche”) represents shares having a value of up to $106 million and is contingent on our 2010 earnings.  The shares that may be issued in both cases is based on the Trust Value Per Share.  The issuance of the Earnout Shares is subject to the following:

2009

•	If our Earnout EBITDA (as defined in the Merger Agreement) for the year ended December 31, 2009 is equal to or greater than $55,000,000, then we will issue the First Tranche of the Earnout Shares; and

•
In addition to the foregoing, we will issue additional shares of our common stock (based on the Trust Value Per Share) for every dollar by which our Earnout EBITDA for the year ended December 31, 2009 exceeds $55,000,000 (up to a maximum Earnout EBITDA of $80,000,000) (we refer to these additional shares as the “Additional First Tranche Earnout Shares”).

2010

•
If our Earnout EBITDA for the year ended December 31, 2010 is equal to or greater than $78,000,000, then we will issue the Second Tranche of the Earnout Shares (less any Additional First Tranche Earnout Shares issued because our 2009 Earnout EBITDA exceeded $55,000,000, as described above ) (the “Second Target Shares”).

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

Upon completion of the Merger, the holders of our shares of common stock, warrants and units will continue to own their existing common stock, warrants and units, and we will change our name to “Integrated Drilling Equipment Company.”  Immediately following the completion of the Merger, we expect that the former shareholders of IDE will own between 26.4% and 32.2% of the outstanding shares of our common stock (or between 59.6% and 66.2% if the additional consideration described above is paid in full in shares of our common stock), depending on the number of our shareholders that exercise their right to have their shares converted into cash, up to 29.99%.  Such percentages do not include securities that may be purchased by IDE shareholders from third parties or in the open market at or prior to the closing of the Merger, or additional shares that may be converted into cash during the extension vote.  We intend to use our remaining cash following completion of the Merger (after accounting for shareholders that demand a cash conversion of their shares, for taxes owing and for transaction expenses) to finance our operations and future growth, if any, and to provide capital for any acquisitions.

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

We will use the amount currently held in the trust account, which was approximately $114.7 million as of March 31, 2009, as follows:

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

Proposed Extension Amendments

On April 2, 2009, we announced that our board of directors approved amendments to our Certificate of Incorporation (collectively, the “Extension Amendments”).  The Extension Amendments, which will require the affirmative vote of a majority of our outstanding common stock as of the close of business on the record date, which is April 20, 2009, would (i) extend the date by which we must complete a Business Combination from May 18, 2009 to July 15, 2009, to avoid being required to liquidate; and (ii) allow public holders of less than 50% of  our outstanding common stock who vote against the Extension Amendments and elect conversion to convert their respective shares into a portion of the funds available in the Trust Account.  In connection with the Extension Amendments, the trust agreement that we entered into in connection with our initial public offering would be amended to extend the date by which the trust account must be liquidated from May 18, 2009 to July 15, 2009. However, we cannot assure you that the Extension Amendments will be approved or that, if approved, that we will complete a Business Combination by July 15, 2009.  All of our Initial Stockholders have agreed to vote any common stock owned by them in favor of the Extension Amendments.  On the record date, the Initial Stockholders beneficially owned and were entitled to vote an aggregate of 3,125,000 shares of common stock, representing approximately 17.9% of the Company’s issued and outstanding common stock.

Approval by IDE’s Shareholders

The approval of the Merger required the affirmative vote of a majority of the outstanding shares of IDE common stock and IDE preferred stock voting as a single class.  The Merger was approved by 100% of the shareholders of IDE.

Conversion Rights

Pursuant to our amended and restated certificate of incorporation, as currently in effect, a holder of shares of our common stock issued in the initial public offering or purchased in the open market following our initial public offering may, if the shareholder votes against the Merger, demand that we convert such shares into cash.  If properly demanded, upon consummation of the Merger, we will convert each share of common stock as to which such demand has been made into a pro rata portion of the trust account which consists of approximately $114.7 million as of March 31, 2009.  Based on the amount of cash held in the trust account as of March 31, 2009, without taking into account amounts allowed to be withdrawn for working capital or amounts to pay income and franchise taxes accrued after such date, our shareholders will be entitled to convert each share of common stock that they hold into approximately $7.98 (which does not take into account our warrants or any shares of stock owned by our initial shareholders prior to our initial public offering).  If a shareholder converts its shares of common stock, it will still have the right to exercise the warrants received as part of the units in accordance with the terms thereof.  If the Merger is not completed, then these shares will not be converted into cash.  If the Merger is not completed, then no shares will be converted to cash, even if a shareholder has so elected.  The Merger will not be completed if holders of 4,312,500 or more shares of our common stock issued in our initial public offering vote against the Merger and exercise their conversion rights.

No Assurance as to Completion of Merger

We cannot assure you that we will be able to complete the proposed Merger with IDE pursuant to the terms of the Merger Agreement, or at all.  Further, if our shareholders do not approve the Merger and certain of the other matters that are being voted on by our shareholders at our upcoming special meeting of shareholders, we will not be able to consummate the Merger.  If we do not complete the Merger with IDE and we are not able to consummate another Business Combination by May 18, 2009 (July 15, 2009 if the Extension Amendments are approved by our stockholders), we will be forced to liquidate our assets and the per-share liquidation distribution may be less than the initial public offering price of our units because of the underwriting commissions and expenses related to our initial public offering, our general and administrative expenses and the costs of seeking a Business Combination.  These factors, among others, raise substantial doubt about our ability to continue operations as a going concern.  Our condensed financial statements, which accompany this quarterly report, do not include any adjustments that may result from the outcome of this uncertainty.

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

Results of Operations:

Our results of operations decreased $782,501 during the three month period ended March 31, 2009 in comparison to the three month period ended March 31, 2008.  This decrease was due to lower interest income earned due to lower interest rates and higher operating costs incurred primarily from the proposed merger with IDE.

Our net loss of $478,693 for the three months ended March 31, 2009 was comprised of $66,596 of interest income on investments held in trust, offset by formation and operating costs of $793,289 and a benefit for income taxes of $248,000.  Our net income of $303,808 for the three months ended March 31, 2008 was comprised of $868,432 of interest income on investments held in trust, offset by formation and operating costs of $268,624 and a provision for income taxes of $296,000.

Our net income of $711,462 for the period from inception (August 1, 2006) through March 31, 2009 was comprised of $5,769,626 of interest income on investments held in trust, offset by formation and operating costs of $3,697,164 and a provision for income taxes of $1,361,000.

Liquidity and Capital Resources:

As of March 31, 2009, after giving effect to the sale of units upon the exercise of the underwriters’ over-allotment option and our operations after we completed our initial public offering, including our withdrawal of approximately $4,916,026 in the aggregate of the interest earned on the funds held in the trust account through such date, $114,737,671, was held in trust.  The following table shows the total funds held in the trust account through March 31, 2009:

Net proceeds from our initial public offering and private placement of warrants to Columbus Holdings placed in trust	$109,950,000

Deferred underwriters’ discounts and commissions	$3,450,000

Total interest received to date	$6,253,697

Less total interest disbursed to us for working capital and tax purposes through March 31, 2009	$(4,916,026)

Total funds held in trust account through March 31, 2009	$114,737,671

We believe that the net proceeds that are held in trust will be sufficient to allow us to consummate a Business Combination.  If the net proceeds held in trust prove to be insufficient,, we may be required to seek additional financing through the issuance of additional shares of our common or preferred stock, or obtain acquisition financing from a commercial or other lender, to complete a Business Combination.  As of the date of this quarterly report and for the past several months, the financial markets generally, and the credit markets in particular, are and have been experiencing substantial turbulence and turmoil, and extreme volatility, both in the United States and, increasingly, in other markets worldwide.  Although we believe that the U.S. Federal Reserve Bank, as well as the central banks throughout Europe and Asia, have taken extraordinary measures to seek to avert what has been commonly referred to in the business press as a “liquidity crisis,” we cannot assure you that any of their actions or any other actions or events will have a positive impact and cause the present situation to dissipate.  The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans.  If we require or are relying upon additional financing to complete a Business Combination, we cannot assure you that such financing will be available upon commercially acceptable terms or at all.  To the extent that additional financing proves to be unavailable when needed to consummate a particular Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek to effect a Business Combination with an alternative target business.  In addition, even if we do not need additional financing to consummate a Business Combination, we may require additional financing to fund the operations or growth of the target business.  The failure to secure such financing could have a material adverse effect on the continued development or growth of the target business.  None of our officers, directors or stockholders is required to provide any financing to us in connection with, or following, a Business Combination.

The initial target business with which we combine must have a fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriters' discounts and commissions of $3,450,000).  However, we may not use all of the proceeds held in the trust account in connection with a Business Combination, either because the consideration for the Business Combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue.  In that event, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses.

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

If we are unable to complete a Business Combination on or prior to May 18, 2009 (or July 15, 2009, if the Extension Amendments are approved by our stockholders), we will be forced to liquidate.  If we are forced to liquidate, the per share liquidation amount may be less that the initial per unit public offering price because of the underwriting commissions and expenses related to our public offering and because of the value of the warrants in the per unit offering price.  Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per share liquidation price.  Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not paid by us.  Furthermore, our warrants will expire worthless if we liquidate before we complete a Business Combination.

For more detailed descriptions of the proceeds generated in our initial public offering and a discussion of the use of such proceeds, we refer you to Notes 1 and 3 of our condensed financial statements included in Item 1 of Part I of this quarterly report, and the discussion under Item 2 of Part II of this quarterly report.

Forward Looking Statements:

This quarterly report contains forward-looking statements that involve assumptions and describe our future plans, strategies and expectations, and are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “plans,” “intend” or “project” and “continue” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass.  Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors including, but not limited to, those presented under “Risk Factors” included in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2008.

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

The proceeds of $113,400,000 from our initial public offering, including $3,650,000 of proceeds from the private placement sale of 3,650,000 insider warrants to certain of our officers, directors and stockholders, that are held in trust (including approximately $3,450,000 of deferred underwriting discounts and commissions) have been invested in a money market fund that invests principally in short-term securities issued or guaranteed by the United States.  As of May 5, 2009, the effective annualized interest rate payable on our investment was approximately 0.2%.

We have not engaged in any hedging activities since our inception on August 1, 2006.  We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, we, including our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting since December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

An investment in our securities involves a high degree of risk.  There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2008 that we filed with the SEC.  You should consider carefully all of the material risks described in such registration statement, before making a decision to invest in our securities.  If any of the events described therein occur, our business, financial condition and results of operations may be materially adversely affected.  In that event, the trading price of our securities could decline, and you could lose all or part of your investment in our company.

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
Date: May 8, 2009

By:	/s/ Michael Sloan
Michael Sloan
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 8, 2009

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